Form 10-Q
period 1994-01-01
GANDALF TECHNOLOGIES INC
filed 1994-02-15
CIK 355876

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended January 1, 1994  Commission file number 0-12643
                  ---------------                        -------

                         GANDALF TECHNOLOGIES INC.
- ---------------------------------------------------------------
(Exact name of registrant as specified in its charter)

         ONTARIO, CANADA                          NOT APPLICABLE
- ---------------------------------  -------------------------------
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                 Identification No.)




130 COLONNADE ROAD SOUTH, NEPEAN, ONTARIO            K2E 7M4
- -----------------------------------------     ------------------
(Address of principal executive offices)           (Postal Code)


Registrant's telephone number, including area code (613) 723-6500
                                                   --------------



                             NOT APPLICABLE
- -----------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.



*Indicate by check mark whether the registrant (1) has filed all reports required to be iled by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and
(2) has been subject to such filing requirements for the past 90 days.

                                 Yes   X    No
                                     -----     -----

The number of shares outstanding as at January 31, 1994 was 28,041,333.

GANDALF TECHNOLOGIES INC.

INDEX


                                                             Page
No.

- --------

PART I        FINANCIAL INFORMATION



              Consolidated Balance Sheet -                       3



              Consolidated Statements of Income and
              Retained Earnings -                                4




              Consolidated Statement of Changes in
              Financial Position -                               5



              Notes to Consolidated Financial Statements -       6


              Management's Discussion and Analysis of
              Financial Condition and Results of Operations -   11



PART II       OTHER INFORMATION                                 17



SIGNATURE PAGE                                                  17

GANDALF TECHNOLOGIES INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)
(Thousands of U.S. dollars)
                                                             Jan 1
  Mar 31
                                                              1994
    1993
                                                           -------
 -------
ASSETS
Current assets:

  Cash and short-term deposits                            $  1,759
$  9,737
  Accounts receivable (note 1)                              29,946
  35,950
  Inventories (note 2)                                      24,177
  25,898
  Other current assets                                       2,191
   2,464
                                                          --------
- --------
      Total current assets                                  58,073
  74,049
Fixed assets (note 3)                                       27,852
  30,768
Goodwill, net of amortization of $2,624

  (March 31, 1993:  $2,441)                                  3,790
   3,973
Deferred income taxes                                        8,488
   8,381
Other assets (note 4)                                       12,397
  12,432
                                                          --------
- --------
      Total assets                                        $110,600
$129,603
                                                          ========
========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Bank operating lines                                    $  2,957
$ 10,025
  Accounts payable and accrued liabilities (note 5)         19,549
  28,802
  Deferred revenue                                           7,116
   8,932
  Current portion of long-term debt                            784
     694
                                                          --------
- --------
      Total current liabilities                             30,406
  48,453
Long-term debt                                               2,182
  22,980
8.5% convertible debentures, due 2002                       22,659
  23,862


Shareholders' equity:
  Capital stock:
    Common shares, 28,041,333 issued and
    outstanding (March 31, 1993: 15,864,833) (note 6)       79,742
  45,585
  Retained earnings (deficit)                              (17,614)
 (6,532)
  Cumulative translation adjustment                         (6,775)
 (4,745)
                                                          --------
- --------
      Total shareholders' equity                            55,353
  34,308
                                                          --------
- --------
      Total liabilities and shareholders' equity          $110,600
$129,603
                                                          ========
========

(See accompanying notes to consolidated financial statements)

GANDALF TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
(Unaudited)
(Thousands of U.S. dollars)

                                          13 Weeks Ended
39 Weeks Ended
                                       -------------------
- --------------------

                                        Jan 1      Dec 26
Jan 1      Dec 26
                                         1994        1992
1994        1992
                                     --------     -------
- --------     -------

INCOME
Revenues:
  Product revenue                    $ 20,301    $ 29,365     $
68,386    $ 87,089
  Service revenue                       9,965      11,926
31,071      35,326
                                     --------    --------
- --------    --------
                                       30,266      41,291
99,457     122,415
Operating expenses:
  Cost of product sales                11,295      14,569
35,754      47,317
  Service expenses                      6,963       7,378
20,569      21,970
  Selling and distribution             11,274      11,323
33,027      37,099
  Administration and general            2,825       3,073
7,938      12,088
  Research and development(note 7)      4,204       3,671
10,646      13,670
                                     --------    --------
- --------    --------
Income (loss) from operations          (6,295)      1,277
(8,477)     (9,729)
Unusual items (note 8)                      -           -
  -      (5,547)
Interest expense                       (1,010)     (1,395)
(3,468)     (3,396)
Other income                              517         126
863         140
                                     --------    --------
- --------    --------
Net income (loss) for the period     $ (6,788)   $      8
$(11,082)   $(18,532)
                                     ========    ========
========    ========
Basic earnings (loss) per share      $  (0.29)   $      -     $
(0.60)   $  (1.18)
 (note 9)                            ========    ========
========    ========

Weighted average number of
shares outstanding (thousands)         23,517      15,682
18,460      15,681
                                       ======      ======
======      ======

RETAINED EARNINGS
Balance at beginning of period       $(10,826)   $ (5,565)    $
(6,532)   $ 12,975
Net income (loss) for the period       (6,788)          8
(11,082)    (18,532)
                                     --------    --------
- --------    --------
Balance at end of period             $(17,614)   $ (5,557)
$(17,614)   $ (5,557)
                                     ========    ========
========    ========

(See accompanying notes to consolidated financial statements)

GANDALF TECHNOLOGIES INC.
CONSOLIDATED STATEMENT OF CHANGES IN FINANCIAL POSITION
(Unaudited)
(Thousands of U.S. dollars)
                                                             39
Weeks Ended

- --------------------
                                                           Jan 1
    Dec 26
                                                            1994
      1992
                                                        --------
   -------
Operating activities:
  Cash provided by (applied to) operations (note 10)     $(3,179)
  $    478
  Decrease (increase) in operating working capital
  requirements (note 11)                                  (8,038)
     1,665
                                                         -------
  --------
Cash provided by (applied to) operations                 (11,217)
     2,143
                                                         -------
  --------
Financing activities:
  Issue of capital stock (note 6)                         34,157
         9
  Decrease in term bank indebtedness                     (20,382)
    (2,638)
  Increase (decrease) in operating lines                  (7,068)
     4,095
  Decrease in long-term debt                                (197)
       (95)
  Issue of convertible subordinated notes                      -
    23,787
  Escrow funds                                                 -
   (23,970)
                                                         -------
  --------
 Cash provided by financing activities                     6,510
     1,188
                                                         -------
  --------


Investing activities:
  Proceeds on disposal of assets                           2,246
         -
  Purchase of fixed assets                                (3,110)
    (2,687)
  Software development costs deferred (note 7)            (1,923)
    (2,025)
  Other                                                     (159)
      (310)
                                                         -------
  --------
Cash applied to investing activities                      (2,946)
    (5,022)
                                                         -------
  --------
Decrease in cash in the period                            (7,653)
    (1,691)
Effect of currency translation
 adjustments on cash flows                                  (325)
      (122)
Cash and short-term deposits, beginning of period          9,737
     3,832
                                                         -------
  --------
Cash and short-term deposits, end of period              $ 1,759
  $  2,019
                                                         =======
  ========

(See accompanying notes to consolidated financial statements)

GANDALF TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts stated in thousands of U.S. dollars.)

1.  ACCOUNTS RECEIVABLE
                                                             Jan 1
  Mar 31
                                                              1994
    1993
                                                           -------
 -------

    Trade                                                  $26,546
 $32,797
    Contract                                                 2,583
   1,291
    Current portion of sales-type leases                       817
   1,862
                                                           -------
 -------
                                                           $29,946
 $35,950
                                                           =======
 =======


2.  INVENTORIES
                                                             Jan 1
  Mar 31
                                                              1994
    1993
                                                           -------
 -------

    Raw materials                                          $ 7,736
 $ 7,167
    Work-in-process                                          3,970
   3,271
    Finished goods                                          12,471
  15,460
                                                           -------
 -------
                                                           $24,177
 $25,898
                                                           =======
 =======

3.  FIXED ASSETS
                                                             Jan 1
  Mar 31
                                                              1994
    1993
                                                           -------
 -------
    Cost:
      Land                                                 $   211
 $   216
      Buildings                                              4,612
   4,756
      Equipment                                             67,921
  72,185
      Leasehold improvements                                 3,954
   4,056
                                                           -------
- --------
                                                            76,698
  81,213
    Accumulated depreciation                                48,846
  50,445
                                                           -------
 -------
    Net book value                                         $27,852
 $30,768
                                                           =======
 =======

4.  OTHER ASSETS
                                                             Jan 1
  Mar 31
                                                              1994
    1993
                                                           -------
 -------

    Software development costs                             $ 5,496
 $ 5,437
    Assets held for disposal                                 3,910
   2,485
    Deferred financing costs                                 1,656
   2,122
    Other                                                    1,335
   1,121
    Net investment in sales-type leases                          -
   1,267
                                                           -------
- --------
                                                           $12,397
 $12,432
                                                           =======
 =======

Assets held for disposal at January 1, 1994 primarily represent certain portfolio investments including approximately $2.6 million relating to the sale by the Company of its mobile dispatch subsidiary during fiscal 1994. At
March 31, 1993, assets held for disposal included a vacant facility in the
United Kingdom which was sold during fiscal 1994. Certain comparative figures for March 31, 1993 have been reclassified to conform to this presentation.


5.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
                                                             Jan 1
  Mar 31
                                                              1994
    1993
                                                           -------
 -------

    Trade accounts payable                                 $ 9,419
 $14,989
    Payroll, commissions and related taxes                   4,442
   5,055
    Other payables                                           5,688
   8,758
                                                           -------
 -------
                                                           $19,549
 $28,802
                                                           =======
 =======

6.  CAPITAL STOCK

The authorized capital stock of the Company consists of an unlimited number of common shares without par value. An analysis of the capital stock account for each of the thirty-nine week periods ended January 1, 1994 and December 26,
1992 is presented in the following table. During the third quarter of fiscal
1994, the Company completed the sale of 12,000,000 common shares through public issue.

                                                             39
Weeks Ended

- --------------------
                                                            Jan 1
     Dec 26
                                                             1994
       1992
                                                         --------
    -------
    Shares:
    Balance March 31                                   15,864,833
 15,671,907
    Issued for cash                                    12,176,500
      5,926
                                                       ----------
 ----------
    Balance end of period                              28,041,333
 15,677,833
                                                       ==========
 ==========

    Amount:
    Balance March 31                                      $45,585
    $45,242
    Issued for cash, net of share issue costs              34,157
          9
                                                          -------
    -------
    Balance end of period                                 $79,742
    $45,251
                                                          =======
    =======


7.  RESEARCH AND DEVELOPMENT
                                      13 Weeks Ended           39
Weeks Ended
                                  ---------------------
- ---------------------
                                   Jan 1      Dec 26        Jan 1
    Dec 26
                                    1994        1992         1994
      1992
                                  ------      ------       ------
    ------

Research and development costs    $4,185      $4,320      $11,415
   $16,401
Investment incentives               (156)       (500)        (710)
   (1,726)
Software development costs:
  Amortized                          602         395        1,864
     1,020
  Deferred                          (427)       (544)      (1,923)
   (2,025)
                                  ------      ------      -------
   -------
                                  $4,204      $3,671      $10,646
   $13,670
                                  ======      ======      =======
   =======


8.  UNUSUAL ITEMS

Unusual items appearing on the consolidated statement of income for the thirty-nine week period ended December 26, 1992 represent provisions for severance and redundant facilities which were made at the end of the second quarter of fiscal 1993.

Under Staff Accounting Bulletin 67, issued by the Securities and
Exchange
Commission in the United States, such costs would be presented as a component of the loss from operations. Under this format of presentation the loss from operations for the thirty-nine week period ended December 26, 1992 would have been $15.3 million instead of $9.7 million.

Subsequent to the January 1, 1994 fiscal quarter end, the Company eliminated approximately 60 staff positions. The Company anticipates that further downsizing of the workforce will occur during the balance of the current fiscal quarter. Severance costs relating to these actions will be recorded during the fourth quarter ending March 31, 1994.


9.  BASIC LOSS PER SHARE

Fully diluted earnings per share information has not been presented as potential conversions are anti-dilutive. Basic loss per share figures are calculated using the monthly weighted average number of common shares outstanding for the period.

10. CASH PROVIDED BY (APPLIED TO) OPERATIONS

    Cash provided by (applied to) operations is computed as follows:

                                                       39 Weeks
Ended

- ---------------------
                                                       Jan 1
Dec 26
                                                        1994
 1992
                                                      ------
- ------

          Loss from operations                       $(8,477)
$(9,729)
          Depreciation and amortization                7,541
11,237
          Other reserves not requiring an
            outlay of cash                                 -
6,182
          Gain on disposal of assets                    (542)
    -
          Income taxes                                   438
(1,208)
          Restructuring costs paid                         -
(2,748)
          Interest paid                               (3,002)
(3,396)
          Other income                                   863
  140
                                                     -------
- -------
                                                     $(3,179)    $
 478
                                                     =======
=======

During the thirty-nine week period ended December 26, 1992, other non-cash reserves of $6.2 million represented provisions relating to inventory and other reserves made during the second quarter of fiscal 1993.


11. DECREASE (INCREASE) IN OPERATING WORKING CAPITAL REQUIREMENTS

    The decrease (increase) in operating working capital requirements is computed as follows:

                                                       39 Weeks
Ended

- ---------------------
                                                       Jan 1
Dec 26
                                                        1994
 1992
                                                      ------
- ------

          Accounts receivable                        $ 4,339     $
2,814
          Inventories                                    189
1,230
          Other current assets                           228
  815
          Accounts payable and accrued liabilities    (9,244)
(3,025)
          Deferred revenue                            (1,383)
  (72)
          Foreign currency equity adjustment          (2,167)
  (97)
                                                     -------
- -------
                                                     $(8,038)    $
1,665
                                                     =======
=======

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction
- ------------
The consolidated financial statements for the third fiscal quarter ended
January 1, 1994, together with accompanying notes, should be read as an integral part of this review. These financial statements have been prepared by management in accordance with accounting principles generally accepted in
Canada, the application of which, in the case of the Company, conforms in all material respects for the periods presented with accounting principles generally accepted in the United States and the International Accounting
Standards for historical costs. All amounts are stated in U.S. dollars unless otherwise indicated. "C$" refers to Canadian dollars.

Liquidity and Capital Resources
- -------------------------------
During the third quarter of fiscal 1994, the Company completed the sale of
12,000,000 common shares through public issue and received proceeds of C$45.1 million (approximately $33.8 million) net of the underwriters' fees and before deducting expenses of the issue. Term bank indebtedness of $19.7 million was retired during the third quarter of fiscal 1994 from the proceeds of the share issue, representing the full amount outstanding under these loans. The balance of the proceeds of approximately $13.5 million following payment of expenses of the issue was retained for working capital purposes. This latter amount was initially applied in November 1993 to eliminate the utilization of short-term bank operating lines thereby making those lines available for future working capital purposes and reducing interest costs to the Company.
At January 1, 1994, the Company was borrowing $1.2 million under these lines, net of cash and short-term deposits of $1.8 million. At the end of the previous quarter on October 2, 1993, utilization of these operating lines on a net basis was $8.6 million.

Following the completion of the share issue in the third quarter of fiscal
1994 and the subsequent retirement of all term bank debt, the
Company
renegotiated the terms of its operating loan agreements with a
Canadian
chartered bank.  These amended agreements, which represent
committed credit
facilities until the annual review date of July 31, 1994, became effective in
January 1994 following the end of the third quarter.  Under the amended
agreements, the authorized amount of the facilities increased from
$11.3
million to $15.8 million, when expressed in U.S. funds.  The extent to which
these facilities are available to the Company at any time is determined by a
margin formula based on trade accounts receivable and inventories of two of
the Company's subsidiaries.  During January 1994, following the date on which
the amended loan agreements became effective, approximately $11.8 million of
the $15.8 million was available to the Company under the margin formulas.  A
demand loan facility in the United Kingdom provided an additional
$2.1
million in available short-term credit. As indicated above, at January 1,
1994, borrowings under these facilities were $1.2 million, net of cash balances of $1.8 million.

The two operating loan agreements in Canada contain covenants relating to the
Company's financial performance during the period for which the facility is committed (i.e. up to July 31, 1994). Although the Company is currently in compliance with these covenants, the Company is unlikely to be in full compliance with the terms of the agreements at the end of the current fiscal quarter ending March 31, 1994. The breach of a financial covenant would constitute an event of default for which the Company would seek a waiver from the bank. There can be no assurance that such a waiver would be granted. The breach of a financial covenant, if not waived, would give the bank the right to repayment on demand of all outstanding borrowings. If such demand is made the Company does not currently have the financial resources available to repay those lines. Upon maturity of the operating loans on July 31, 1994, the outstanding borrowings under these facilities become repayable on demand unless a renewal of the committed operating facility is agreed between the Company and the bank. There can be no assurance that such an offer to renew the facilities will be provided by the bank.

The Company reported negative cash flow of $7.7 million during the thirty-nine week period ended January 1, 1994, representing negative cash flow from operating activities of $11.2 million and net positive cash flow from financing and investing activities (including the share issue in the third quarter) of $3.5 million. Of the $11.2 million in negative cash flow from operations during the first three quarters of fiscal 1994, $5.1 million occurred in the third quarter ended January 1, 1994 and was primarily related to the net loss sustained in the quarter. Significant negative cash flow is expected to occur in the fourth quarter as a result of an anticipated operating loss and the payments associated with staff downsizing actions.
Negative cash flow from operations is expected to continue during the first quarter of fiscal 1995 which will also be influenced by the fourth quarter restructuring actions. The restructuring measures being taken in the fourth quarter of fiscal 1994 will not have a full-quarter impact on expenses until the second quarter of fiscal 1995.

The Company intends to meet its short-term cash requirements through operating cash flow and currently available credit resources. However, as described above, it is currently unclear whether those credit resources will be available after the March 31, 1994 quarter. Even if they remain available, due to anticipated additional cash requirements during the next several fiscal quarters relating to operations and restructuring costs, there can be no assurance that the Company's short-term bank credit facilities, to the extent they remain available, will be sufficient to meet the Company's short-term obligations. The availability of these credit facilities will in part be determined by future operating performance. The Company is examining alternative sources of short-term financing. There can be no assurance that such financing will be obtained, if required by the Company. The Company's ability to generate positive cash flow is ultimately dependent on its ability to attain the break even level resulting from the downsizing actions being taken in the fourth quarter.

During the fourth quarter of fiscal 1994, the Company retained the services of
Wood Gundy Inc. to explore possible strategic alliances to accelerate the return to profitability.

Results of Operations - Third Quarter Ended January 1, 1994
- -----------------------------------------------------------
The following table sets forth items derived from the quarterly consolidated statements of income as a percentage of revenues for each of the five fiscal quarters ended January 1, 1994. The column in the table entitled "Percentage
Change Quarter 3, 1994 vs 1993" represents the percentage change, either favourable or (unfavourable), in the dollar amount of such items for the third quarter of fiscal 1994 compared with the third quarter of fiscal 1993.

              Percentage
                            Fiscal 1993                Fiscal 1994
                 Change
                      --------------------
- -------------------------------     Quarter 3
                      Quarter 3  Quarter 4    Quarter 1  Quarter 2
Quarter 3 1994 vs. 1993
                      ---------  ---------    ---------  ---------
- --------- -------------
                                       (Thousands of dollars)

Revenues                $41,291    $38,485      $34,173    $35,018
  $30,266         (26.7)%
                        =======    =======      =======    =======
  =======       =======

                                          (Percentage of Revenues)
Revenues:
  Product                  71.1%      69.6%        68.6%      70.3%
    67.1%        (30.9)%
  Service                  28.9       30.4         31.4       29.7
     32.9         (16.4)
                        -------    -------      -------    -------
  -------
                          100.0%     100.0%       100.0%     100.0%
   100.0%        (26.7)
                        =======    =======      =======    =======
  =======

Gross Profit:
  Product                  50.4%      48.0%        49.6%      48.7%
    44.4%        (39.1)
  Service                  38.1       37.1         36.2       34.8
     30.1         (34.0)
  Combined                 46.9       44.7         45.4       44.6
     39.7         (37.9)

Expenses:
  Selling & distribution   27.4       28.1         31.0       31.9
     37.3           0.4
  Administration & general  7.5        7.3          7.8        7.0
      9.3           8.1
  Research & development    8.9        9.4          9.0        9.6
     13.9         (14.5)
                        -------    -------      -------    -------
  -------
Income (loss)
   from operations          3.1       (0.1)        (2.4)      (3.9)
   (20.8)
Financial expenses         (3.1)      (2.4)        (3.3)      (2.8)
    (1.6)
                        -------    -------      -------    -------
  -------
Net income (loss)             -%      (2.5%)       (5.7%)
(6.7)%    (22.4)
                        =======    =======      =======    =======
  =======

Revenues
- --------
The following table sets forth revenues by geographic segment for the quarter ended January 1, 1994 and for each of the preceding four quarters. The table also includes the change in revenues, expressed as a percentage, in the third quarter of fiscal 1994 compared to the corresponding period of fiscal 1993.

            Percentage
                         Fiscal 1993                 Fiscal 1994
                Change
                     --------------------
- -------------------------------      Quarter 3
                     Quarter 3  Quarter 4  Quarter 1  Quarter 2
Quarter 3  1994 vs. 1993
                     ---------  ---------  ---------  ---------
- ---------  -------------
                                    (Thousands of dollars)
United States          $12,349    $10,972    $ 9,515    $ 9,226
$ 7,480          (39.4)%
United Kingdom          10,224      9,958      9,575     10,719
  9,061          (11.4)
Canada                   7,954      9,134      5,577      6,338
  5,078          (36.2)
Holland/France           5,640      3,736      4,141      3,628
  4,024          (28.7)
International markets    5,124      4,685      5,365      5,107
  4,623           (9.8)
                       -------    -------    -------    -------
- -------
                       $41,291    $38,485    $34,173    $35,018
$30,266          (26.7)
                       =======    =======    =======    =======
=======

Revenues in the third quarter of fiscal 1994 were $30.3 million, consisting of
$20.3 million of product revenue and $10.0 million of service revenue. In the second quarter of fiscal 1994, total revenues were $35.0 million (product revenue of $24.6 million and service revenue of $10.4 million) and in the third quarter of fiscal 1993, total revenues were $41.3 million ($29.4 million of product revenue and $11.9 million of service). The decline in revenues in the third quarter of fiscal 1994 compared to the second quarter of fiscal 1994 and the third quarter of fiscal 1993 has occurred primarily in North America.
The decline in revenues in the third quarter of fiscal 1994 compared to the second quarter resulted from the decline in revenues from traditional product lines which more than offset the growth in the Company's new remote networking access products.

The decline in revenues between the third quarters of fiscal 1993 and fiscal
1994 was influenced by changes in the average exchange rates used to translate the results of foreign operations to U.S. dollars and also as a result of the sale by the Company of its mobile dispatch subsidiary during the first quarter of the current fiscal year. On a fully comparable basis, after adjusting for the effect of these two items, total revenues declined by 20.5% during the third quarter of fiscal 1994 compared to the same quarter a year ago. The quarter-over-quarter decrease in reported revenues of 26.7% included 3.2% or $1.3 million relating to the strengthening of the U.S. dollar against certain European currencies and the Canadian dollar and 3.0% or $1.2 million relating to GMSI, the Company's former mobile dispatch subsidiary.

Revenues outside the Company's North American markets (the United
Kingdom,
Holland/France and other international markets), when expressed in their domestic currencies, declined by 7.5% in the third quarter of fiscal 1994 compared to the third quarter of fiscal 1993. The weakening of the underlying currencies against the U.S. dollar increased the decline in revenues in these markets to 15.6%.

Revenues in the Company's two North American markets (the United
States and
Canada) were $12.6 million in the third quarter of fiscal 1994, $15.6 million in the second quarter of fiscal 1994 and $20.3 million in the third quarter of fiscal 1993. The continuing trend in the third quarter of fiscal 1994 to lower product revenue resulted from declining sales in mature product lines which occurred at a faster rate in the third quarter than had been anticipated.

Gross Profit
- ------------
Gross profit on product revenue (product revenue minus the cost of product sales), expressed as a percentage of product revenue was 44.4% during the third quarter of fiscal 1994, compared with 48.7% in the second quarter of fiscal 1994 and 50.4% in the third quarter of fiscal 1993. The decline in the product gross margin between the second and third quarters of fiscal 1994 occurred primarily as a result of higher adverse manufacturing volume variances which are influenced by production levels.

The gross profit on service revenue (service revenues minus service expenses), expressed as a percentage of service revenue was 30.1% in the third quarter of fiscal 1994, 34.8% in the second quarter of fiscal 1994 and 38.1% in the third quarter of fiscal 1993. The gross margin on service revenue has declined from the level in the third quarter a year ago due to a decline in service revenue of approximately 16% while service expenses during the same period have declined by approximately 6%. The Company is examining alternatives to improve the efficiency of the service organization.

Operating Expenses
- ------------------
Operating expenses (selling and distribution, administration and general and research and development) were $18.3 million in the third quarter of fiscal
1994, $17.0 million in the second quarter of fiscal 1994 and $18.1 million in the third quarter of fiscal 1993. Operating expenses increased in the third quarter of fiscal 1994 compared to the second quarter of fiscal 1994 primarily in the area of research and development which increased $0.8 million. The primary components of the increase in net research and development costs in the third quarter were reduced levels of contract engineering for customers of
$0.3 million, increased net amortization of deferred software development costs of $0.3 million and reduced government grants of $0.1 million.

During the third quarter of fiscal 1994, the Company received grants of $0.2 million under the Canadian federal government's Microelectronics and Systems
Development Program ("MSDP"). To date, grants totalling approximately $3.8 million have been received under this program. This funding is potentially repayable in installments based on revenues of the Company, provided certain conditions are met relating to the commercialization of the resulting technology.

The Company is currently examining the actions necessary to reduce operating expenses.

Operating Loss
- --------------
The loss from operations in the third quarter of fiscal 1994 was $6.3 million.
This loss from operations was greater than the $1.4 million operating loss in the second quarter of fiscal 1994 as a result of lower revenues and higher operating expenses, primarily in the area of research and development. In the third quarter of fiscal 1993, the Company reported income from operations of
$1.3 million.

Financial Expenses
- ------------------
Interest expense was $1.0 million in the third quarter of fiscal 1994 compared to $1.2 million in the second quarter of fiscal 1994 and $1.4 million in the third quarter of fiscal 1993. Interest-bearing debt has been reduced to $28.6 million at January 1, 1994 from $57.9 million at October 2, 1993. This reduction occurred as a result of the retirement of term bank loans and the reduced utilization of bank operating lines following the issuance of common shares by the Company in the third quarter of fiscal 1994.

Net Income (Loss)
- -----------------
The net loss for the third quarter of fiscal 1994 was $6.8 million or $0.29
per share. In the third quarter of fiscal 1993 the Company's net income was at
the break even level.  The net loss for the thirty-nine weeks ended
January 1,
1994 was $11.1 million or $0.60 per share compared to a net loss of
$18.5
million or $1.18 per share for the corresponding period in fiscal
1993.

II - OTHER INFORMATION
- ----------------------

Item 6(a) - Exhibits
- --------------------

Exhibit No.       Description
- -----------       -----------

10.1              Underwriting Agreement (Canadian) dated as of
October
                  20, 1993 among Wood Gundy Inc., Deacon Barclays de Zoete
                  Wedd Limited, Gordon Capital Corporation and
Richardson
                  Greenshields of Canada Limited and the Company.

10.2 Credit Agreement dated as of January 7, 1994 between the
                  Royal Bank of Canada and the Company.

10.3 Credit Agreement dated as of January 7, 1994 between the
                  Royal Bank of Canada and Gandalf Canada Ltd.


Item 6(b) - Reports on Form 8-K
- ------------------------------
There were no reports on Form 8-K filed for the quarter ended
January 1, 1994.




SIGNATURES
- ----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                          GANDALF TECHNOLOGIES INC.



February 10, 1994                         BY: s/BRIAN R.HEDGES
________________________
___________________________________
Date                                      Brian R. Hedges
                                          President
                                          (Chief Executive Officer)





February 10, 1994                         BY: s/WALTER R. MACDONALD
________________________
__________________________________
Date                                      Walter R. MacDonald
                                          Vice President, Finance
                                          (Chief Financial Officer)