Form 10-K
period 1994-03-31
GANDALF TECHNOLOGIES INC
filed 1994-06-29
CIK 355876

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                               -----------------------
                                      FORM 10-K
          (Mark One)
             X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
          SECURITIES EXCHANGE ACT
          ------ OF 1934 [FEE REQUIRED]

                 For the fiscal year ended            March 31, 1994
                                                      ------------------
                 OR
          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ------ ACT OF 1934 [NO FEE REQUIRED]

          For the transition period from               to
                                         --------------    --------------

                    Commission file number:                0-12643
                                                   -----------------

                               GANDALF TECHNOLOGIES INC.
                (Exact name of registrant as specified in its charter)

          ONTARIO, CANADA                              NOT APPLICABLE
          (State or other jurisdiction                 (I.R.S. Employer
          of incorporation or organization)            Identification No.)

          130 COLONNADE ROAD SOUTH, NEPEAN, ONTARIO, CANADA      K2E 7M4
               (Address of principal executive offices)          (Postal Code)

          Registrant's telephone number, including area code:    (613) 723-6500
                                                                ---------------
          Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                                                         Common Shares
                                                         (Title of Class)

               Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes  X      No
                                        -----          -----
               Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]



                              [Cover page 1 of 2 pages]

               The aggregate market value of the Common Shares held by non-affiliates of the registrant, based upon the closing sales price of the Common Shares as reported on The Nasdaq Stock Market (National Market System) on June 2, 1994 was approximately $14,165,313. This amount excludes 5,407,833 Common Shares held by all executive officers, directors, and shareholders holding over 5 percent of the outstanding Common Shares on that date, as such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of June 2, 1994, 28,072,333 Common Shares, without nominal or par value, were issued and outstanding.

               All dollar amounts in the Annual Report on Form 10-K are in United States dollars, except where indicated.


          DOCUMENTS INCORPORATED BY REFERENCE

          PART I    None

          PART II

             Item 5 Market for Registrant's Common Stock and Related
                    Security Holder Matters. Page 30 of the Annual Report to Shareholders for the fiscal year ended March 31, 1994 (Exhibit 13).

             Item 6 Selected Financial Data.  Inside front cover of the
                    Annual Report to Shareholders for the fiscal year ended March 31, 1994 (Exhibit 13).

             Item 7 Management's Discussion and Analysis of Financial
                    Condition and Results of Operations. Pages 25 to 29 of the Annual Report to Shareholders for the fiscal year ended March 31, 1994 (Exhibit 13).

             Item 8 Financial Statements and Supplementary Data.  Pages 12
                    to 24 of the Annual Report to Shareholders for the fiscal year ended March 31, 1994 (Exhibit 13).

          PART III  None







                              [Cover page 2 of 2 pages]

                                  TABLE OF CONTENTS
                                                                 Page
                                                                 ----
          PART I

               Item 1.   Description of Business                      4
                         Industry Background                          4
                         The Company                                  4
                         Products and Strategy                        4
                         Sales and Marketing                          7
                         Field Service and Customer Support           7
                         Research and Development                     7
                         Manufacturing                                8
                         Customers                                    8
                         Competition                                  9
                         Backlog                                      9
                         Patents and Trademarks                       9
                         Employees                                    9
                         Environmental Affairs                       10
                         Corporate Structure                         10
               Item 2.   Properties                                  10
               Item 3.   Legal Proceedings                           11
               Item 4.   Submission of Matters to a Vote
                         of Security Holders                         11

          PART II

               Item 5.   Market for Registrant's Common Stock
                         and Related Security Holder Matters         12
               Item 6.   Selected Financial Data                     12
               Item 7. Management's Discussion and Analysis of Financial Condition and Results
                         of Operations                               12
               Item 8.   Financial Statements and
                         Supplementary Data                          12
               Item 9.   Disagreements on Accounting and
                         Financial Disclosure                        12

          PART III

               Item 10.  Directors and Executive Officers             12
               Item 11.  Executive Compensation                       15
               Item 12.  Security Ownership of Certain
                         Beneficial Owners and Management             19
               Item 13.  Certain Relationships and Related
                         Transactions                                 20


          PART IV

               Item 14.  Exhibits, Financial Statement Schedules,
                         and Reports on Form 8-K                      21
               Signatures                                             24

          PART I

          ITEM 1.  DESCRIPTION OF BUSINESS

          Industry Background
          ------------------------------

               Over 20 years, the marketplace for intelligent networking of computer system has developed from simple extension of the geographic distance separating users from centralized computing resources to complex, infrastructures that now link users, and organizations, together on premises (Local Area Networks) or over telephone services (Wide Area Networks). Increasingly, however, this distinction has become blurred as LAN's reach out to remote locations, and invisible access to any authorized resource becomes normal.

               The use of the telecommunications network now allows people to work from their homes with computers. Companies can hold meetings in different cities using video transmissions and important documents can be transmitted using facsimile equipment anywhere in the world. This increasing need for the transmission of information provides ever increasing opportunities for the supply of products that allow for continued, effortless communication to all parts of the world.

          The Company
          --------------------

               Gandalf Technologies Inc. was incorporated on April 29, 1971 as Gandalf Data Communications Limited by articles of incorporation under the laws of the Province of Ontario. The terms "Gandalf" and "the Company" herein refer to Gandalf Technologies Inc. and its subsidiaries. The registered office of Gandalf Technologies Inc. is 130 Colonnade Road South, Nepean, Ontario, Canada K2E 7M4, in the metropolitan Ottawa area, telephone (613) 723-6500. On August 2, 1991 the Company acquired Infotron Systems Corporation, an American company incorporated in 1968, and merged its two U.S. subsidiaries under the name Gandalf Systems Corporation.

          Products and Strategy
          -----------------------------------

               Gandalf's software and hardware products permit users to communicate between information sources originating from a variety of equipment supplied by different vendors, over distances ranging from inter-office local area networks to intercontinental wide area networks. The Company's products may be sold separately as discrete network components or they may be configured, integrated and serviced by the Company or its partners as value-added networks designed to interconnect multi-vendor computer, voice and video systems in geographically dispersed areas.

               The technologies contained within the range of Gandalf products provide users with choice of telecommunications technologies for the transmission of mixed media services over an array of different telecommunication services. The mixed media inputs may be voice, computer terminals, personal computers, local area networks, mainframe computers, facsimile machines and video equipment connected to transmission services, such as, Public Switched Telephone Network (PSTN), Integrated Services Digital Network (ISDN), X.25 digital networks, frame relay and private leased circuits from 1200 bits per second to digital circuits up to 34 megabits per second (E3).

               Using both direct and indirect sales channels through its subsidiaries in Canada, the United States, the United Kingdom, the Netherlands, France and Belgium, and selected distributors other geographical areas, Gandalf is able to bring to its customers a variety of telecommunication solutions.

          The Company also provides support services and uses a worldwide force of skilled employees to:

               .  consult with the Company's customers;
               . design communications networks for the customer's specific needs;
               . manufacture or source the product components of that network;
               .  install the equipment;
               . train the customer's employees on how to use and maintain the system;
               . stand by to diagnose the network and service the equipment should it be necessary.

               With its broad expertise in both the mixed media input of a telecommunications network and the connection to an array of transmission technologies, Gandalf is now focussing its efforts on the remote access segment of the telecommunications market. The remote access market, still a young and growing opportunity, has evolved as organizations have recognized the need to bring information to their users and customers at the furthest point of contact. This contact at the remote branch office, site or home provides the customer with access to information needed to make informed decisions and effectively understand the service or product being offered.

               For information regarding Gandalf's foreign and domestic operations, see note 23 to the Company's financial statements incorporated by reference herein.

               The Company markets an extensive product portfolio, many products of which have been newly introduced or substantially enhanced in fiscal 1994.

          Private Wide Area Networking
          --------------------------------------------

               Private backbone networks are an important feature of many Gandalf customers and emerging users in international markets. Typically purchased to improve company costs when compared to using normal telephone services, the family comprises:

               Access 2120. Access 2120 branch hub combines technology integration and aggressive pricing to extend the benefits of multimedia networking to an enterprise's remote sites. Available for entry-level applications in large networks or for branch support in smaller branch and region networks, the Access 2120 aggregates voice, video and data or LAN traffic, reducing equipment costs and consolidating traffic over cost-effective, high bandwidth trunks. High performance voice compression and innovative LAN traffic management maximize cost efficiency.

               Gandalf 2300 Regional Concentrator. The Gandalf 2300 Regional Concentrator provides cost-effective voice, data, LAN and video integration for regional concentration of many 2120 locations. Supporting both circuit-switched traffic and frame relay concentration over private and public services, it maximizes the use of bandwidth up to and including T1/E1 services by innovative concentration of multiple frame relay branch circuits onto a smaller number of backbone connections.

               Access 2050. Access 2050 is a high performance Cell Switching network communications server, providing network processing, routing and transportation consolidation. The Access 2050 uses a patented high-speed multiple bus architecture for greater throughput and reliability. The Quic-Bus architecture offers integrated cell switching and circuit transport on the same platform for integration of voice, LAN, video and data networks.

          StarMaster
          ---------------

               The StarMaster system is a software-based local and wide area digital networking system, designed to link commonly used computers and terminals in a user friendly and secure operating environment. Within the StarMaster system, a number of sub-systems offer the physical and logical functions required within a network; to provide connectivity to terminal-based host systems, as well as gateways to LAN and wide area X.25 services. The product also features innovative digital ISDN and T1 services for use in Voice PBX and video conferencing applications. Multi location StarMaster networks are supported by a scalable, robust family of small statistical multiplexors
          (MUX 2000), transmission products and ISDN terminal adaptors.


          Xpressway
          ---------------

               A key focus for managed LAN-based networks, Xpressway was introduced in fiscal 1994 and delivers new functionality to Access Hub users. Key to its architecture is the ability to seamlessly integrate LAN's even when remotely connected, to on-premise computing facilities using cost effective, emerging digital switched telephone services such as ISDN. This architecture combines the best of LAN Hub, router and emerging LAN switching technologies, in a single, inexpensive approach to LAN user ubiquity. Key product introductions have been:

               Xpressway ISDN. A high performance Band Role (64K) ISDN subsystem for direct telephony channel connections for LANs, featuring Gandalf's patented data compression. This supports up to 248 remote locations per hub.

               Xpressway XBR. A high performance up to E1 (2.048 Mbps) mutliport compression bridge.

               Xpressway Prism. A multisegment (21) Ethernet LAN switching subsystem with Fibre Distributed Data Interchange (FDDI) functionally. A wide range of on-premise Ethernet and Token Ring connectivity options, as well as mutliprotocol routing functions, are also supported.

               These complement existing analog and gateway products including Access Router and Access 2590, and provide seamless conversion gateways for existing StarMaster and Infotron NP users.

          LANLine
          ------------

               LANLine addresses the high performance LAN inter-connectivity market primarily through indirect channels. Its technology, and certain products, are also key elements of Xpressway networks when located at the remote end points of these networks. Development and marketing focusses upon fast time to market, and innovative designs which are extremely easy to install and use by a large population with little or no technical skill. This simplifies sale and reduces substantially the traditional costs of support and service of complex networking products. Products new in fiscal 1994 include:

               LANLine 5220. The LANLine 5220 Remote Bridge is now the world's largest selling Ethernet Bridge and combines Gandalf's patented data compression, RISC processor performance and aggressive pricing. This has been complemented by innovative models for specific segments. The LANLine 5225i and 5240i support remote, switched networks of Novell Netware users seamlessly without complex systems administration, over PSTN and ISDN services respectively.

               LANLine 5250.  The LANLine 5250L is a high performance
          security and firewall local router.   Gandalf has successfully
          pioneered ultra-low cost and easy to use segmentation of local

          LAN workgroups, through development of custom chips (ASICS) providing inter-bridging of workgroups in its LANLine 5210/11 family, at unit costs comparable to PC software.

               Extensive third party distribution worldwide has been achieved through effective marketing and integrated product family approval.

          Centralized Management and Control
          ----------------------------------------------------------

               Gandalf has recently developed a new and extremely powerful end-to-end network management system, Gandalf Passport. Gandalf Passport is a standards-based graphics manager that combines the needs of Local Area Networks (LANs) with the more diverse Wide Area Backbone Networks (WANs) by constantly monitoring all activities within a network. Gandalf Passport is designed to identify problems, offer solutions and, if needed, rectify network failures for a network operator. This product was released in October 1993.


          Sales and Marketing
          ------------------------------

               Gandalf markets its products and services through both direct and indirect channels through wholly-owned subsidiaries in the United States, Canada, United Kingdom, the Netherlands and France. The Company's international division also markets to over 75 other countries through local distributors.

          Field Service and Customer Support
          -------------------------------------------------------

               The Company provides, through its field service staff, both technical support relating to the successful installation and interconnection of the Company's products with those of other manufacturers, and ongoing field service and maintenance support. The Company's field service and technical support staff consists of over 250 employees in the United States, Canada, the United Kingdom, and Continental Europe.

               The Company believes that providing network services and support to its large installed base of customers is fundamental to its continued growth. The Company, through its extensive field service organization, sells support services under contract to a significant percentage of its customers. The Company believes that the customer contacts generated through its field service organization provide the opportunity for sales of additional Gandalf products and enhance referrals for the sale of products to new customers.

          Research and Development
          ------------------------------------------

               Success in the rapidly changing communications element of the information industry is dependent upon the ability to anticipate and respond to customer needs and to develop reliable, cost-effective products with expanded capabilities and performance. The Company intends to continue to focus its research and development in the areas of network design, high-speed digital communications and network management.

               The Company spent $16.8 million on product development in fiscal year 1991, $18.1 million in fiscal 1992 (8 months), $20.5 million in fiscal 1993 and $15.0 million in fiscal 1994.

               In recognition of the geographic diversity of its business, the Company operates a separate European Technology Centre in addition to its research and development facilities located in Canada and the United States.



          Manufacturing
          ----------------------

               The manufacturing of Gandalf's products consists primarily of assembling and testing electronics assemblies. In addition, enclosures and racks are assembled complete with electrical power apparatus, interconnect wiring and cabling. Finally, electronics assemblies are integrated with the enclosures or racks, according to standard and customer-specific configurations, which are tested prior to shipment to customers.

               The Company manufactures electronics assemblies in Canada using a high degree of automation. All operations are conducted under procedures which are managed under the ISO 9002 quality management program. These standards provide a framework for Gandalf's ongoing quality improvement programs and they are widely recognized as the mark of a world-class manufacturer. Final assembly and testing are conducted at the Canadian factory as well as the distribution centre in the United Kingdom.

               In some cases, Gandalf subcontracts the entire manufacture of products to a single supplier. As well, whenever Gandalf designs components and subassemblies, a single-source supplier is used. Gandalf believes that the close working relationship with a single supplier enhances product quality, on-time delivery and a close control of costs. If necessary, all of these items could be sourced from other vendors at Gandalf's discretion.

               To assure product supply, it is the Company's policy to avoid designing with sole sources of components or subassemblies. However, even with multiple sources, from time to time the electronics industry has experienced shortages in the supply of certain semi-conductor and other components. To date, the Company has not experienced any significant production problems or delays of its shipping schedules for this reason. No assurances can be given that future shortages will not have an adverse effect on the Company's business.


          Customers
          ----------------

               Gandalf's target customers are end users of data processing equipment and include major corporations, institutions, carriers and governments in all of its major geographic markets.

               The Company's business is not seasonal. The Company is not dependent upon a single customer or a few customers and the loss of any one or more would not have a material adverse affect on the Company. During the three-year period ended March 31, 1994, no customer accounted for 10 percent or more of the Company's revenues in any year.

          Competition
          -------------------

               Competition in the telecommunications market is intense and marked by advances in technology which frequently result in the introduction of products with improved performance characteristics. Failure to keep pace with such advances could negatively affect the Company's competitive position and prospects for growth. The Company competes on the basis of price, product quality and communications reliability, various supporting services, product development capabilities and availability. The Company believes it is competitive in each of these respects. However, many of Gandalf's competitors have greater financial, technological, manufacturing, marketing and personnel resources than the Company.

               The Company competes with the local area networking (LAN) and wide area networking (WAN) companies who are attempting to address the LAN/WAN Internetworking marketplace. These include Ascom Timeplex, Cabletron Systems Inc., Cisco Systems Inc., General DataComm Industries Inc., SynOptics Communications Inc., 3COM Corporation and Wellfleet Communications Inc. Gandalf believes its worldwide coverage, its extensive customer base, its experienced direct sales force and its global technical support will allow it to compete successfully in its chosen markets.


          Backlog
          -------------

               Gandalf attempts to manufacture inventory in quantities sufficient to provide timely delivery of its products. Because of the short delivery cycle, backlog is not considered to be a meaningful indication of future revenues.

          Patents and Trademarks
          ------------------------------------

               The telecommunications industry is characterized by rapid technological advances and the Company believes that patents are of less significance than such factors as continuing innovative engineering and design efforts. The Company believes its trademark "GANDALF" is a valuable asset and the Company has obtained or applied for trademark registration in a number of countries. The Company's product trademarks are protected in sales markets where potential business is believed to warrant the expenditure for such trademark registrations.


          Employees
          -----------------

               On March 31, 1994 Gandalf had 1,127 employees, of whom 294 were engaged in manufacturing, 149 were engaged in engineering development, 553 were sales, marketing and customer support personnel and 131 held general and administrative positions. For information with respect to restructuring actions taken in the fourth quarter of fiscal 1994, please see Note 14 of the Notes to the Consolidated Financial Statements included in Exhibit 13 hereto. On March 31, 1993 the Company had 1,366 employees and on March 31, 1992 the Company had 1,616 employees. Gandalf believes that its continued success will depend in part on its ability to attract and retain highly skilled technical, marketing and management personnel. To date, the Company has had no difficulty attracting and retaining qualified employees. The Company considers its relations with its employees to be satisfactory.

          Environmental Affairs
          ---------------------------------

               The Company's manufacturing facilities are subject to numerous laws and regulations designed to protect the environment from pollution which, to date, have not had a material effect on the capital expenditures or earnings of the Company. The Company posted a bond for $500,000 at the time of the merger with Infotron Systems Corporation, under the requirements of the New Jersey Environmental Cleanup Responsibility Act, in connection with Infotron's facilities in Cherry Hill, New Jersey to cover future cleanup costs that may be required to be paid by the Company under the legislation. Other than as described above, in the opinion of management environmental laws and regulations are not expected to have a material effect on future capital expenditures or earnings of the Company.


          Corporate Structure
          -----------------------------

               The Company has a number of wholly-owned direct and indirect subsidiaries of which the following are deemed principal subsidiaries:

               * Gandalf Canada Ltd., Ontario, Canada
               * Gandalf Systems Corporation, Delaware, U.S.A.
                 Gandalf International Limited, United Kingdom
               * Gandalf Digital Communications Limited, United Kingdom
                    - Gandalf S.A., France
                    - Gandalf Nederland B.V., Netherlands

               * Shares have been pledged as security to the Royal Bank of Canada pursuant to Credit Agreements.


          ITEM 2.   PROPERTIES

               The Company operates from four leased premises in Nepean, Ontario, Canada. A research and administration facility (comprising 97,000 square feet) is located on land adjacent to the Company's manufacturing facility (comprising 58,000 square feet) in Nepean. Pursuant to an option agreement dated October 1, 1986, the Company sold to the builder of the research and administration facility both the manufacturing facility and the research and administration facility for a price of $11.6 million. Both facilities have been leased back to the Company for a 10-year term with four options to renew of five years each. In October 1988, the Company opened a 18,250 square foot printed circuit board manufacturing facility on land adjacent to the Company's other buildings in Nepean. In October 1988, the Company sold this building to the builder for a price of $2.6 million with a leaseback to the Company for a 20-year term. The Company also leases a 17,000 square foot computer services facility in Nepean, Ontario. The lease expires in 1996.

               In August 1991, as a result of the Infotron merger, the Company acquired a lease on a research, administrative and distribution facility in Cherry Hill, New Jersey, U.S.A. (comprising 183,000 square feet). In September 1992, the lease was amended to reduce the leased square footage to 123,000. The lease expires in 1995 and may be extended by the Company for an additional five (5) years. The Company is presently negotiating the termination of the lease in its entirety and is planning to relocate its Cherry Hill operations to a smaller facility in the area. The Company also leases approximately 62,000 square feet in a separate building in Cherry Hill, New Jersey which is not presently being occupied. The lease expires in 1995.

               The Company owns a facility in Warrington, Cheshire, England (comprising 37,200 square feet) used as a distribution centre and offices.

               It is management's belief that the existing principal properties described above are adequate for the Company's current needs.

          ITEM 3.   LEGAL PROCEEDINGS

               An action was commenced in October 1987 against the Company in the Supreme Court of Ontario by CSS Communications Systems Services GmbH, a former distributor of Gandalf products. This claim is in the amount of approximately $2.5 million for an alleged breach of a distribution agreement. Based upon their review of the proceedings to date and the result of the pre-trial conference, counsel considers the Company has good defenses to the action on the merits.

               In August 1990, an action was initiated against the Company in the Trade Court of Brussels by Comtech SA, a distributor of Gandalf products in Belgium. Claims total approximately $1.8 million for an alleged termination of the distribution agreement and an alleged unlawful termination of negotiations for the purchase of Comtech SA. The Company has retained counsel to defend the action. Counsel has filed a brief stating that the Company has good defenses to the action.

               On December 26, 1991 the Company filed a complaint in the Superior Court of New Jersey for breach of contract against Graphnet, Inc., a customer of the Company, demanding judgement in the approximate amount of $2.0 million. On March 6, 1992 Graphnet filed an answer and a counterclaim for breach of contract claiming relief for an unspecified amount. In answers to interrogatories dated November 24, 1992, Graphnet asserted that it was seeking compensatory damages in this proceeding in an unspecified amount which it described as being in excess of $1.0 million and that it was also seeking punitive damages, interest, counsel fees and treble damages. On September 24, 1993, the Company, with leave of court, joined Netrix Corporation, the manufacturer of the equipment, as a third-party defendant on Graphnet's counterclaim, for, inter alia, contribution and indemnity. The Company believes that its complaint is meritorious and that it has good defenses to the counterclaim.

               On April 19, 1993, a third party claim was made against the Company in the Ontario Court (General Division) by Distribution Architects International, Inc. and D.A. Distribution Software Systems Ltd. who, among others, are defendants in an action commenced by 1110-0435 Quebec Inc. and Deskin Inc. for breach of contract and negligence as a result of the alleged failure of a computer system that was designed, supplied and installed by the defendants. The third party claim is for contribution and indemnity in respect of the claim made against the defendants, which is in the amount of $25 million (Cdn.). Counsel in the action has filed a statement of defense. The Company considers that it has good defenses to the third party claim on the merits.


          ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


                  Not applicable.

          PART II

          ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

               For information relating to the registrant's common stock and related shareholder matters, reference is made to page 30 of the 1994 Annual Report to Shareholders, filed as Exhibit 13 hereto, which information is incorporated herein by reference.


          ITEM 6.   SELECTED FINANCIAL DATA

               For information relating to Gandalf's selected financial data, reference is made to the inside front cover of the 1994 Annual Report to Shareholders, filed as Exhibit 13 hereto, which information is incorporated herein by reference.


          ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


               For information relating to management's discussion and analysis of financial condition and results of operations, reference is made to pages 25 to 29 of the 1994 Annual Report to Shareholders, filed as Exhibit 13 hereto, which information is incorporated herein by reference.


          ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               For information relating to the Company's financial statements and supplementary data, reference is made to pages 12 to 24 of the 1994 Annual Report to Shareholders, filed as Exhibit 13 hereto, which information is incorporated herein by reference.


          ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

               Not applicable.


          PART III

          ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

               The following table and the notes thereto set out, as of June 2, 1994, the name and age of each director of the Company and any nominees for director of the Company; his present principal occupation, business or employment; his principal occupation, business or employment during the past five years, the period during which he has served as a director of the Company, all other major positions and offices with the Company and significant affiliates thereof now held by him, if any.

                                                    BUSINESS EXPERIENCE
                                   DIRECTOR      DURING THE PAST FIVE YEARS,
     NAME                          SINCE          DIRECTORSHIPS AND OTHER
     INFORMATION
     ---------------------------------------------------------------------------
     ---------------------------------------------------------------------------

     Desmond Cunningham, 63        1971      A founder of the Company; Chairman
                                             since August 1985 and Chief
                                             Executive Officer from October 1989
                                             to October 1992.    Director of
                                             Gandalf Systems Corporation,
                                             Gandalf Digital Communications
                                             Limited, Gandalf Nederland B.V. and
                                             Gandalf International Limited
                                             (subsidiaries of the Company).

     Alexander Curran, 67          1987      President, Alex Curran
                                             Consultant Inc. (management
                                             consulting) since December
                                             1988.

     Charles J. Gardner, Q.C., 58  1981      Partner of Goldberg, Shinder,
                                             Gardner & Kronick  (barristers
                                             and solicitors) since 1966.

     Donald M. Gleklen, 57         1991      Managing Partner of Brobyn
                                             Capital Partners (private
                                             venture capital firm) since

                                             March 1994.  Senior Vice-
                                             President of MEDIQ
                                             Incorporated (health care
                                             services company) from
                                             September 1968 to February
                                             1994.

     Brian R. Hedges, 41           1992      Management Consultant since April
                                             1994. Chief Executive Officer of
                                             the Company from October 1992 until
                                             April 1994 and President from
                                             September 1992 to April 1994.
                                             Management Consultant from April
                                             1992 to August 1992. Senior Vice-
                                             President of Finance, Teleglobe
                                             Inc. (telecommunications carrier)
                                             from December 1990 to March 1992
                                             and Vice President of Finance,
                                             First Air (regional airline) from
                                             December 1989 to December 1990.
                                             Financial Consultant from August
                                             1989 to November 1989.  Director of
                                             the Company from September 1981 to
                                             August 1989 and Vice-President from
                                             June 1980 to July 1989.

     Robert E. Keith, 52           1992      President of Technology Leaders
                                             Management Inc. (high technology
                                             venture capitalists) and Managing
                                             Director of Radnor Venture
                                             Partners, L.P. (high technology
                                             venture capitalists) since July
                                             1989.

     A. Graham Sadler                        President of Morline Inc.
                                             (suppliers of electronic and
                                             mechanical components and parts)
                                             since 1991.  Executive with
                                             Northern Telecom (manufacturers of
                                             telecommunications products from
                                             1962 to 1991, and President of
                                             Northern Telecom Electronics
                                             (subsidiary of Northern Telecom)
                                             responsible for managing custom
                                             silicon supply, hybrids, printed
                                             circuit boards, and manufacturing
                                             process development in North
                                             America and Asia, from 1987 to
                                             1991.

     Thomas A. Vassiliades, 58     1993      President and Chief Executive
                                             Officer of the Company since
                                             May 1994.  President and Chief
                                             Executive Officer of Avatar
                                             Management Services, Inc.
                                             (management and consulting
                                             services) since June 1993 and
                                             President and Chief Executive
                                             Officer of Bell Atlantic
                                             Business Systems Inc.
                                             (international independent
                                             computer and network services)
                                             from February 1990 to June
                                             1993.  From August 1988 to
                                             February 1990, Chief Executive
                                             Officer of Bell Atlantic
                                             Customer Services Inc.
                                             (independent computer
                                             services) and from July 1987
                                             to December 1989, information
                                             systems oversight executive
                                             for the Bell Atlantic
                                             Enterprises' Corporation (the
                                             non-regulated business of Bell
                                             Atlantic - a regional Bell
                                             operating company).

               Mr. Hedges resigned from the Board as of June 6, 1994 and Dr. Sadler has been nominated for election to the Board of Directors at the upcoming meeting of shareholders on August 11, 1994.

               There are no family relationships between directors or executive officers of the Company. Under the provisions of the Ontario Business Corporations Act, 1982, a majority of the directors must be resident Canadians.

               The names, ages, positions with the Company and business experience of the executive officers of the Company, other than Mr. Vassiliades, are as follows:

               Alexander Brisbourne, 44, who has been Vice President of Marketing since January 1994. From August 1993 to January 1994, he was Vice President and General Manager, Premier, of Gandalf Canada Ltd. and from March 1993 to January 1994, he was General Manager, Premier. From June 1992 to March 1993, he was Vice President, Marketing Strategy of the Company and from September 1990 to June 1992, he was Director of International Marketing Operations. From October 1987 to September 1990, he was Director of Marketing of Gandalf Digital Communications Limited.

               Gatone A. Daniello, 49, who has been Vice President and Chief Technology Officer since June 1993. From March 1991 to May 1993, he was founder and President of Network Architects Inc., (software company specializing in the development of custom business applications). From May 1982 to March 1991, he was President and Chief Executive Officer of Datamedia Corp., (speciality microcomputer manufacturer).

               M. Gerald Gainer, 46, who has been Vice President of Manufacturing of Gandalf Canada Ltd. since April 1989.

               Walter R. MacDonald, 32, who has been Vice President of Finance and Chief Financial Officer since September 1993. From June 1992 to September 1993, he was Controller; from June 1991 to June 1992, he was Treasurer; and from January 1990 to June 1991, he was Assistant Treasurer of the Company. From May 1988 to December 1989, he was General Manager of Charlesfort Development Corporation (residential developer).

               William M. McKenzie, 52, who has been President of Gandalf Canada Ltd. since April 1994. Management consultant from May 1992 to April 1994. President and Chief Executive Officer of Memotec Data Inc./Teleglobe Inc. (telecommunications, networking and information processing company) from March 1983 to May 1992 and President and Chief Executive Officer of Teleglobe Canada Inc. (international telephone company) from July 1990 to May 1992.

               Judith M. Scott, 51, who has been Managing Director of Gandalf Digital Communications Limited since August 1990. From December 1987 to August 1990, she was Vice-President, Sales (U.K.) of the Company.

          ITEM 11.

          EXECUTIVE COMPENSATION

          Overview
          -------------

               The Company currently has seven executive officers. The aggregate cash compensation, including amounts paid under the Executive Incentive Plan and excluding amounts paid on termination of employment, paid to all executive officers as a group (twelve persons) by the Company and its subsidiaries for services rendered during the fiscal year ended March 31, 1994 was $1,414,572. In addition, during the fiscal year ended March 31, 1994, executive officers were given the use of automobiles leased by the Company at an aggregate incremental cost to the Company and its subsidiaries of $62,351.

               The Company provides liability insurance for directors and officers of the Company and its subsidiaries. The premium (expressed in U.S. dollars) for the fiscal year ended March 31, 1994 was $93,246 which was paid for by the Company. The policy limit (expressed in U.S. dollars) is $30 million per year or $30 million per claim with an aggregate deductible of $180,000 per claim for the Company and a nil deductible for the individual. The individual directors and officers of the Company and its subsidiaries are insured for losses arising from claims against them for certain of their acts, errors or omissions as such. The Company is insured against any loss arising out of any liability to indemnify a director or officer.


          Summary Compensation Table
          --------------------------

               The following table presented in accordance with current regulations under the Securities Act (Ontario) sets forth all compensation paid for the fiscal years ended March 31, 1994, 1993 and 1992, in respect of each of the individuals who were, at March 31, 1994, the Chief Executive Officer and the other four most highly compensated executive officers of the Company, and three additional individuals who were executive officers of the Company but were not serving at March 31, 1994. During fiscal 1992, the Company changed the date of its fiscal year end from July 31 to March 31 and the compensation disclosed in the Summary Compensation Table for the fiscal 1992 year covers an eight-month period.

                                         SUMMARY COMPENSATION TABLE

                                                                                 Long-Term
                                         Annual Compensation                     Compensation
                                 -----------------------------                   --------------
                                                                                 Awards
                                                                                 --------------
                                                                                 Securities
                                                                 Other Annual*   Under Options   All Other
 Name and Principal Positions    Year    Salary          Bonus   Compensation    Granted         Compensation
                                          ($)             ($)         ($)           (#)             ($)
       (a)                        (b)     (c)             (d)         (e)           (f)             (j)
 -------------------------------------------------------------------------------------------------------------------
 Chief Executive Officer         1994    $147,455        ---     ---              50,000         ---
 B.R. Hedges                     1993    $ 65,787 (1)    ---     ---              75,000         ---
                                 1992    ---             ---     ---             ---             ---
 Vice President Marketing        1994    $ 90,076       $ 65,496 ---              85,000         ---
 A. Brisbourne                   1993    $ 92,709        ---     ---              25,000         ---
                                 1992    $ 68,183       $  6,083 ---               9,000         ---
 Managing Director               1994    $101,860       $  8,726 $ 15,920 (6)     50,000         ---
 Gandalf Digital                 1993    $101,655       $ 44,297 ---              50,000         ---
 Communications Limited          1992    $ 63,915       $  6,620 ---               1,500         ---
 J.M. Scott

 Vice President and Chief        1994    $111,493 (2)    ---     ---             125,000         ---
 Technology Officer              1993    ---             ---     ---             ---             ---
 G.A. Daniello                   1992    ---             ---     ---             ---             ---

 Vice President Manufacturing    1994    $ 75,063       $  8,404 $ 10,693          50,000        ---
 M.G. Gainer                     1993    $ 77,226       $  7,327  ---              40,000        ---
                                 1992    $ 82,555       $ 14,946  ---            ---             ---
 Vice President Marketing        1994    $122,851 (3)   $144,257  ---            ---             $ 27,694 (7)
 J.C.Hahn                        1993    $113,625       $100,000  ---              50,000        ---
                                 1992    $ 81,728       $ 50,000  ---               5,000        ---

 President                       1994    $ 94,234 (4)   $ 43,193  ---              75,000        $181,338 (7)
 Gandalf Systems Corporation     1993    ---             ---      ---             ---            ---
 R.F. Jerd                       1992    ---             ---      ---             ---            ---

 President                       1994    $ 80,156 (5)   $  8,989 $ 22,716 (8)     ---            ---
 Gandalf International Limited   1993    $106,630       $ 15,254 ---               40,000        ---
 M.F. McGrail                    1992    $ 90,353        ---     ---               25,000        ---

 *  Perquisites and other personal benefits exceeding the lesser of $50,000 or 10 percent of the total annual salary
 and bonus for any of the    named executive officers.
 (1)  Mr. Hedges was employed for six months during fiscal 1993.
 (2)  Mr. Daniello was employed for ten months during fiscal 1994.
 (3)  Mr. Hahn was employed for nine months during fiscal 1994.
 (4)  Mr. Jerd was employed for eight months during fiscal 1994.
 (5)  Mr. McGrail was employed for nine months during fiscal 1994.
 (6)  Includes automobile lease payments of $9,342 and payments of $4,074 for retirement benefits.
 (7)  Amounts accrued or paid in respect of termination of employment.
 (8)  Includes automobile lease payments of $16,992.

 OPTION GRANTS DURING THE MOST RECENTLY COMPLETED FINANCIAL YEAR
                                                                                 Market Value of
                                         % of Total                              Securities
                                         Options                                 Underlying
                         Securities      Granted to                               Options on the
                         Under Options   Employees in    Exercise or Base Price   Date of Grant
 Name                    Granted         Financial Year  ($/Security)             ($/Security)           Expiration
 Date
 (a)                     (b)             (c)             (d)                     (e)                     (f)
 ----------------------------------------------------------------------------------------------------------------------

 Chief Executive Officer   50,000          3.7%          25,000 @ $4.15 Cdn.(1)  $4.15 Cdn.(2)           June 1, 2003
 B.R. Hedges                               3.7%          25,000 @ $4.25 Cdn.(1)  $4.25 Cdn.(2)           November 10, 2003

 Vice President Marketing  85,000          5.1%          35,000 @ $4.25 Cdn.(1)  $4.25 Cdn.(2)           November 10, 2003
 A. Brisbourne                             7.4%          50,000 @ $1.80 Cdn.(1)  $1.80 Cdn.(2)           February 9, 2004

 Managing Director         50,000          7.4%          $1.80 Cdn.(1)           $1.80 Cdn.(2)           February 9, 2001
 Gandalf Digital
 Communications Limited
 J.M. Scott

 Vice President and Chief 125,000          11.0%          75,000 @ $4.15 Cdn.(1)  $4.15 Cdn.(2)           June 1, 2003
 Technology Officer                         7.4%          50,000 @ $1.80 Cdn.(1)  $1.80 Cdn.(2)           February 9, 2004
 G.A. Daniello
 Vice President            50,000          7.4%           $1.80 Cdn.(1)           $1.80 Cdn.(2)           February 9, 2004
 Manufacturing
 M.G. Gainer

 President Gandalf Systems 75,000         10.8%           $3.75 Cdn.(1)           $3.75 Cdn.(2)           August 11, 2003
 Corporation
 R.F. Jerd

 (1)  Under terms of the stock options granted in fiscal 1994, executive officers may elect a discount of 15 percent from the exercise price shown.
 (2)  The Market Value of the common shares underlying the options was the closing market price on the day prior to the date of grant.

 AGGREGATED OPTION EXERCISES DURING THE MOST RECENTLY COMPLETED FINANCIAL YEAR

                                                                                 Unexercised Options at
                         Securities Acquired                                     Fiscal Year End
                         on Exercise             Aggregate Value Realized                (#)
 Name                    (#)                     ($)                             Exercisable/Unexercisable
 (a)                     (b)                     (c)                             (d)
 ----------------------------------------------------------------------------------------------------------------------
 Chief Executive Officer ---                     ---                              58,333 Exercisable
 B.R. Hedges                                                                      41,667 Unexercisable

 Vice President Marketing 6,000                  $9,300 Cdn.                      11,335 Exercisable
 A.  Brisbourne                                                                  101,665 Unexercisable
 Managing Director,      ---                     ---                              41,667 Exercisable
 Gandalf Digital                                                                  83,333 Unexercisable
 Communications Limited
 J.M. Scott

 Vice President and Chief ---                     ---                              25,000 Exercisable
 Technology Officer                                                               100,000 Unexercisable
 G.A. Daniello

 Vice President           ---                     ---                             33,333 Exercisable
 Manufacturing                                                                   76,667 Unexercisable
 M.G. Gainer

 President               ---                     ---                             25,000 Exercisable (1)
 Gandalf Systems Corporation                                                     50,000 Unexercisable (1)
 R.F. Jerd


 (1)  Expiry date of options was extended beyond fiscal 1994 year end.

          Bonus and Stock Plans
          -------------------------------------

               The Company has an Executive Incentive Plan under which cash compensation is distributed to executive officers during the year. The plan is administered by the Compensation Committee which determines the amount that may be paid to executive officers as a bonus during the year. The criteria used to determine the amount awarded reflects the position held by the executive officer in the Company, the level of responsibility, and the degree to which objectives are achieved. The aggregate cash compensation paid to executive officers during the fiscal year ended March 31, 1994 included $134,807 distributed under this plan.

               The Company has five stock option plans as follows:

                    1983 Stock Option Plan for Key Employees
                    1984 Stock Option Plan for Directors
                    1988 Stock Option Plan for Key Employees
                    1988 Stock Option Plan for Directors
                    Stock Option Plan for Executives and Directors

               As at June 2, 1994, 1,392,500 Common Shares were subject to options at prices ranging from Cdn.$5.25 to Cdn.$1.35 and expiring at various dates to April 14, 2004. Of such options, 944,000 Common Shares were subject to options held by all directors and executive officers as a group.


          Compensation of Directors
          -----------------------------------------

               The by-laws of the Company authorize the Board to determine the amount of remuneration to be paid to directors for their services as directors. The Board has approved the following schedule of fees for directors who are not employees of the Company.

               Directors resident in Canada receive $7,500 (Cdn.) per annum. Directors resident in the United States receive $7,000 (U.S.) per annum. In addition to the annual retainer referred to above, each director receives an attendance fee of $400 (in local currency) for meetings of shareholders, the Board of Directors and committees of the Board (if he is a member thereof), with the exception that members receive $800 for each Executive Committee meeting attended. Directors are entitled to reimbursement by the Company for all reasonable expenses incurred in attending such meetings. The Board of Directors held thirteen meetings, the Audit Committee held four meetings, the Compensation Committee held two meetings, the Executive Committee held two meetings and the Nominating Committee held one meeting during the fiscal year ended March 31, 1994.

               During the fiscal year ended March 31, 1994, the following amounts were paid to directors of the Company in their capacity as directors, including amounts paid for committee participation or special assignments: Alexander Curran $10,925; Charles J. Gardner, Q.C. $11,536; Donald M. Gleklen $14,200; Robert E. Keith $13,800; David N. Koffsky $4,117; Warren V. Musser $ 3,317; Patrick J. Suddick $3,588; and Thomas A. Vassiliades $8,897.

               The Company has two stock option plans for directors under which non-employee directors are each awarded stock options on 5,000 common shares on the date of their initial election or re-election as directors, provided they do not hold stock options at that time under any of the Company's stock option plans. On August 12, 1993, Mr. Vassiliades, a director of the Company, received a stock option under the 1988 Stock Option Plan for Directors to purchase 5,000 common shares at an exercise price of Cdn. $3.24 per share.

               Directors also participate in the Stock Option Plan for Executives and Directors. On November 11, 1993 an option to purchase 25,000 common shares at an exercise price of $4.25 per share was granted under this Plan to each of Messrs. Cunningham, Curran, Gardner, Gleklen, Hedges, Keith and Vassiliades, directors of the Company.

               Mr. Charles J. Gardner is a member of a law firm that provides legal services to the Company. During the fiscal year ended March 31, 1994, Mr. Gardner's firm was paid $101,153 in legal fees by the Company and its subsidiaries.

               Messrs. Cunningham and Vassiliades each had consulting arrangements during fiscal 1994 under which they were compensated by the Company and its subsidiaries. During the fiscal year ended March 31, 1994, the amount paid to each was as follows:
          Mr. Cunningham $112,995  and Mr. Vassiliades $46,000.

               Mr. Robert E. Keith and Mr. Warren V. Musser (a former director of the Company) are executives of Radnor Venture Partners, L.P., and Safeguard Scientifics (Delaware), Inc. which are parties to a loan agreement with the Company. During the fiscal year ended March 31, 1994, the Company and its subsidiaries repaid $201,000 of the outstanding balance. During the year interest on this loan amounted to $47,869.

               Mr. David N. Koffsky, a former director of the Company, is a member of a patent, trademark and copyright firm that provides legal services to the Company. During the fiscal year ended March 31, 1994, Mr. Koffsky's firm was paid $14,045 by the Company and its subsidiaries.


          ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

               The following table sets forth information as of June 2,
          1994 with respect to (1) all shareholders known by the Company to be beneficial owners of more than 5 percent of its outstanding Common Shares and (2) share ownership by each director and nominee for director and by each named executive officer still in the employ of the Company and by all executive officers and directors as a group:
                                                 AMOUNT
                                                 BENEFICIALLY     PERCENT OF
          NAME                                   OWNED (1)        CLASS (7)
          -----------------------------------------------------------------

          Ontario Municipal Employees            1,974,700          7.0%
            Retirement Board
          One University Avenue, Suite 1000
          Toronto, Ontario M5J  2P1

          Desmond Cunningham                     1,743,092 (2)       6.2%
          130 Colonnade Road South
          Nepean, Ontario K2E 7M4

          Mackenzie Financial Corporation        1,607,700 (3)       5.7%
          150 Bloor Street West
          Toronto, Ontario  M5S 3B5

          Alexander Brisbourne                      11,333 (4)    (8)
          Alexander Curran                           2,500 (4)    (8)
          Gatone A. Daniello                        25,000 (4)    (8)
          M. Gerald Gainer                          37,133 (5)    (8)
          Charles J. Gardner                         5,000 (4)    (8)
          Donald M. Gleklen                         33,750 (5)    (8)
          Brian R. Hedges                           93,333 (5)    (8)
          Robert E. Keith                           10,000 (5)    (8)
          A. Graham Sadler                          21,550 (8)
          Judith M. Scott                           47,708 (5)    (8)
          Thomas A. Vassiliades                      1,250 (4)    (8)

          All executive officers and directors
            as a group (13 persons)              2,017,099 (6) 7.1%

          (1) All shares are owned of record and beneficially and the sole investment and voting power is held by the person named, except as set forth below.

          (2) Shares are owned of record by Donosti Investments Inc., a corporation controlled by Desmond Cunningham.

          (3) These securities are beneficially owned by various mutual funds and client accounts managed by Mackenzie Financial Corporation. For purposes of the reporting requirements of the Exchange Act, Mackenzie Financial Corporation is deemed to be a beneficial owner of such securities; however, Mackenzie Financial Corporation expressly disclaims that it maintains beneficial ownership over these shares.

          (4) Represents options (currently exercisable or exercisable within 60 days).

          (5) Includes options (currently exercisable or exercisable within 60 days) on the following common shares:
                           M. Gerry Gainer       33,333
                           Donald M. Gleklen      3,750
                           Brian R. Hedges       58,333
                           Robert E. Keith        2,500
                           Judith M. Scott       41,667

          (6) Includes options (currently exercisable or exercisable within 60 days) on 191,666 common shares.

          (7) Percentage ownership is calculated based upon total shares outstanding plus shares subject to options (currently exercisable or exercisable within 60 days) held by the individual named or the persons included in the relevant group.

          (8) Amount beneficially owned represents less than one percent of the total outstanding common shares.

               Statements contained in the table as to securities beneficially owned by directors, officers and certain shareholders or over which they exercise control or direction are, in each instance, based upon information obtained from such directors, executive officers and shareholders.


          ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

               Mr. Charles J. Gardner, Q.C., a director of the Company, is a member of a law firm that provides legal services to the
          Company.   Messrs. Cunningham and Vassiliades have consulting
          arrangements under which they performed services for the Company during the fiscal year ended March 31, 1994. Other than as described above, there are no material relationships and related transactions with directors and executive officers of the Company.

          ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          (a) The following documents included in the 1994 Annual Report to Shareholders are incorporated by reference into this report:

          (1)  Auditors' Report.

          (2) Consolidated Financial Statements of Gandalf Technologies Inc. including:

               Consolidated Balance Sheets at March 31, 1994 and March 31,
               1993.

               Consolidated Statements of Income and Retained Earnings for the years ended March 31, 1994 and March 31, 1993, the eight months ended March 31, 1992 and the year ended July 31, 1991.

               Consolidated Statement of Changes in Financial Position for the years ended March 31, 1994 and March 31, 1993, the eight months ended March 31, 1992 and the year ended July 31, 1991.

               Notes to Consolidated Financial Statements.

          (b)  Financial Statement Schedules.

               The following financial statement Schedules supporting the Consolidated Financial Statements and Auditors' Report on Schedules which are filed as part of this report are as follows:

          (1)  Auditors' Report on Schedules

          (2)  Schedule V:                       Property, plant and
                                                 equipment.

               Schedule VI: Accumulated depreciation, depletion and amortization of property, plant and equipment.

               Schedule VIII:                    Valuation and qualifying
                                                 accounts.

               Schedule IX:                      Short-term borrowings.

               Note: Schedules other than those listed above are omitted as not applicable, not required, or the information is included in the consolidated financial statements thereto.

          (4)     Exhibits

                Exhibit No.                      Description
                ----------                       ----------

                 *3.1 Articles of Incorporation of the Registrant and amendments thereto (filed as Exhibit 3.1 to
                                         Registration Statement
                                         No. 2-74405 on Form S-1).

                 *3.2 Articles of Amendment to Articles of Incorporation of the Registrant effective December 14, 1983 and December 13, 1985 (filed as
                                         Exhibit 4.4 to Registration
                                         Statement No.33-14899 on Form S-
                                         2).

                 *3.3 By-laws of the Registrant (filed as Exhibit 3.2 to the Form 10-K for the fiscal year ended July 31,
                                         1985).

                 *3.4 Amendment to By-laws of the Registrant (filed as Exhibit 4.5 to Registration Statement No. 33-14899 on Form S-2).

                 *4.1                    Common Share certificate (filed as
                                         Exhibit 4.1 to the Form 10-K for
                                         the fiscal year ended March 31,
                                         1993).

                *10.1 Lease dated 15th September, 1987 between The Glenview Corporation, the Company and Gandalf Data
                                         Limited whereby The Glenview
                                         Corporation leased the land and
                                         buildings known as 130 Colonnade
                                         Road South, Nepean to the Company
                                         and Gandalf Data Limited for an
                                         initial term of 10 years at an
                                         initial rent of $1,125,000 (Cdn.)
                                         per annum with four options to
                                         extend each being for five year
                                         periods (filed as Exhibit 10.2 to
                                         the Form 10-Q for the quarter
                                         ended April 30, 1988).

                *10.2 Lease dated 15 September, 1987 between The Glenview Corporation, the Company and Gandalf Data
                                         Limited whereby The Glenview
                                         Corporation leased the land and
                                         the buildings known as 100
                                         Colonnade Road South, Nepean, to
                                         the Company and Gandalf Data
                                         Limited for an initial term of 10
                                         years at an initial rent of
                                         $402,000 (Cdn.) per annum with
                                         four options extend each being for
                                         five year periods (filed as
                                         Exhibit 10.3 to the Form 10-Q for
                                         the quarter ended April 30, 1988).

                *10.3 Agreement of Purchase and Sale dated October 14, 1988 between the Company and The Glenview
                                         Corporation of the land and
                                         building known as 40 Concourse
                                         Gate in Nepean, Ontario for
                                         $3,000,000 (Cdn.) subject to a
                                         lease-back to the Company for 20
                                         years at a basic rent of $420,000
                                         (Cdn.) per annum; and providing
                                         the Company with an exclusive
                                         option to re-purchase the lands
                                         for $3,500,000 (Cdn.) within 10
                                         years or $4,000,000 (Cdn.) after
                                         October 31, 1998 and before
                                         October 31, 2003 (filed as Exhibit
                                         10.27 to the Form 10-K for the
                                         fiscal year ended July 31, 1989).

                *10.4 Management consulting agreement dated October 2, 1989 between Alex Curran, Alex Curran Consultant Inc. and the Company (filed as Exhibit 10.11 to the Form 10-K for the fiscal year ended July 31,
                                         1990).

                *10.5 Agreement and Plan of Merger dated as of May 10, 1991, among the Company, Gandalf Data, Inc. and Infotron Systems Corporation
                                         (filed as Exhibit 2 to the Form
                                         10-Q for the quarter ended April
                                         27, 1991).

                *10.6 Consulting agreement dated April 4, 1991, between the Company and Donald R. Gibbs (filed as Exhibit 19(d) to the Form 10-Q for the quarter ended April 27, 1991).

                *10.7                    Agreement dated as of July 3,
                                         1991, among Radnor Venture
                                         Partners, L.P., Safeguard
                                         Scientifics (Delaware), Inc., the
                                         Company and Gandalf Systems
                                         Corporation (filed as Exhibit
                                         10.17 to the Form 10-K for the
                                         fiscal year ended July 31, 1991).

                *10.8 Registration Agreement dated as of August 1, 1991, among Radnor
                                         Venture Partners, L.P., Safeguard
                                         Scientifics (Delaware), Inc. and
                                         the Company (filed as Exhibit
                                         10.18 to the Form 10-K for the
                                         fiscal year ended July 31, 1991).

                *10.9 Employment Agreement, dated January 1, 1989, between Infotron Systems International Limited and Michael F. McGrail (filed as
                                         Exhibit 10.45 to the Form 10-K for
                                         the fiscal year ended July 31,
                                         1991).

                *10.10                   Lease dated December 15, 1980
                                         between Gandalf Systems
                                         Corporation and Ingerman Ginsburg
                                         Partnership (filed as Exhibit
                                         10.50 to the Form 10-K for the
                                         fiscal year ended July 31, 1991).

                *10.11 Lease dated September 13, 1988 between Cherry Hill Industrial Sites, Inc. and Gandalf Systems Corporation (filed as Exhibit
                                         10.52 to the Form 10-K for the
                                         fiscal year ended July 31, 1991).

                *10.12 Trust Indenture dated as of November 10, 1992 between The R-M Trust Company and the Company
                                         (filed as Exhibit 10.26 to the
                                         Form 10-K for the fiscal year
                                         ended March 31, 1993).

                 *10.13 Special Note Indenture dated November 10, 1992 between The R-M Trust Company and the Company
                                         (filed as Exhibit 10.27 to the
                                         Form 10-K for the fiscal year
                                         ended March 31, 1993).

                 *10.14 Underwriting Agreement (Canadian) dated as of October 20, 1993 among Wood Gundy Inc., Deacon Barclays de Zoete Wedd Limited, Gordon
                                         Capital Corporation and Richardson
                                         Greenshields of Canada Limited and
                                         the Company (filed as Exhibit 10.1
                                         to the Form 10-Q for the quarter
                                         ended January 1, 1994).

                 *10.15 Credit Agreement dated as of January 7, 1994 between the Royal Bank of Canada and the Company (filed as Exhibit 10.2 to the Form 10-Q for the quarter ended January 1, 1994).

                 *10.16 Credit Agreement dated as of January 7, 1994 between the Royal Bank of Canada and the Company (filed as Exhibit 10.3 to the Form 10-Q for the quarter ended January 1, 1994).

                  10.17 Consulting agreement dated as of February 21 , 1994 between the Company and Thomas A. Vassiliades.


                  10.18 Waiver of Default dated April 14, 1994 related to Credit Agreements, dated as of January 7, 1994, between the Royal Bank of Canada and the Company.

                  10.19 Waiver of Default dated June 1, 1994 related to Credit Agreements, dated as of January 7, 1994, between the Royal Bank of Canada and the Company.

                  13                     Inside front cover and
                                         pages 12 to 30 of the
                                         Annual Report to
                                         Shareholders for the
                                         fiscal year ended March 31, 1994.

                  21                     List of subsidiaries.

                  23                     Consent of KPMG Peat Marwick Thorne.

           ________________________________
          *Incorporated herein by reference.


          (b) The Company did not file any reports on Form 8-K during the last quarter of the fiscal year ended March 31, 1994.


          SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


          GANDALF TECHNOLOGIES INC.

          By:  THOMAS A. VASSILIADES
               -----------------------------------
               (Thomas A. Vassiliades)
               President

          Dated:  June 2, 1994


                                  POWER OF ATTORNEY

               KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Thomas A. Vassiliades and Walter R. MacDonald, jointly and severally, his attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any amendments to the Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission hereby ratifying and confirming all that each said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

          Signatures                         Title               Date
          ------------------------           -----               --------


           DESMOND CUNNINGHAM
          -----------------------
          (Desmond Cunningham)          Director and Chairman    June 2, 1994


          ALEXANDER CURRAN
          -----------------------
          (Alexander Curran)            Director                 June 2, 1994


           CHARLES J. GARDNER
          -----------------------
          (Charles J. Gardner)          Director                 June 2, 1994


          DONALD M. GLEKLEN
          -----------------------
          (Donald M. Gleklen)           Director                 June 2, 1994


          BRIAN R. HEDGES
          -----------------------
          (Brian R. Hedges)             Director                 June 2, 1994


          ROBERT E. KEITH
          -----------------------
          (Robert E. Keith)             Director                 June 2, 1994


          WALTER R. MACDONALD           Vice President           June 2, 1994
          -----------------------       of Finance
          (Walter R. MacDonald)         (Principal Financial
                                        and Accounting Officer


          THOMAS A. VASSILIADES         Director, President,     June 2, 1994
          -----------------------       and Chief Executive
          (Thomas A. Vassiliades)       Officer (Principal
                                         Executive Officer)

          AUDITORS' REPORT ON SCHEDULES

          To the Board of Directors and Shareholders of Gandalf Technologies Inc.

               Under date of May 27, 1994, we reported on the consolidated balance sheets of Gandalf Technologies Inc. as at March 31, 1994 and 1993 and the consolidated statements of income and retained earnings and changes in financial position for each of the years ended March 31, 1994 and 1993, and the eight months ended March 31, 1992 and the year ended July 31, 1991 as contained in the 1994 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1994. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedules as listed in item 14 of Form 10-K. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

               In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.




                                             KPMG PEAT MARWICK THORNE
                                             ------------------------------
          Ottawa, Canada                     KPMG Peat Marwick Thorne
          May 27, 1994                       Chartered Accountants

 GANDALF TECHNOLOGIES INC.
 Schedule V:  Property, plant and equipment.
              (Thousands of United States dollars)
 _____________________________________________________________________________________
 Col. A         Col. B           Col. C         Col. D        Col. E     Col. F
 Classifi-      Balance at       Additions      Retirements   Other      Balance at
 cation         beginning of     at cost                      changes(2)  end of
                year(1)                                                   year
 _____________________________________________________________________________________
 Fiscal 1994 (Year ended March 31, 1994)

 Land             $   216       $     -          $      -     $     (3)  $    213
 Buildings          4,756             -                 -         (221)     4,535
 Equipment         72,185         4,255           (20,114)      (2,986)    53,340
 Leasehold          4,056           156            (2,301)        (132)     1,779
   Improvements
               _______________________________________________________________________
   TOTAL          $81,213       $ 4,411          $(22,415)    $ (3,342)   $ 59,867
               =======================================================================

 Fiscal 1993 (Year ended March 31, 1993)

 Land             $   248        $     -         $     -      $   (32)     $   216
 Buildings          6,415                                        (679)       5,736
 Equipment         73,101          3,077          (1,539)      (2,454)      72,185
 Leasehold          3,290            852                          (86)       4,056
   Improvements
 _____________________________________________________________________________________
   TOTAL          $83,054        $ 3,929         $(1,539)     $(3,251)     $82,193
                ======================================================================

 (1)     Balance at beginning of fiscal 1994 was restated to conform with current year presentation.

 (2)     Amounts primarily relate to foreign exchange movement.

 GANDALF TECHNOLOGIES INC.

 Schedule VI:  Accumulated depreciation, depletion and amortization of property, plant and equipment.
               (Thousands of United States dollars)
 _________________________________________________________________________________

   Col. A          Col. B        Col. C           Col. D       Col. E     Col. F
 Description     Balance at     Additions      Retirements     Other      Balance
                 beginning      charged to                     changes(2) at end
                 of year(1)     costs and                                 of
                                expenses                                  year
 _________________________________________________________________________________
 Fiscal 1994 (Year ended March 31, 1994)

 Buildings       $  1,569        $     178        $      -   $    (45) $  1,702
 Equipment         47,484            6,447         (13,905)    (2,735)   37,291
 Leasehold          1,392              620          (1,337)       (15)      660
   Improvements
               ___________________________________________________________________
   TOTAL         $ 50,445        $   7,245        $(15,242)  $ (2,795) $ 39,653
               ===================================================================

 Fiscal 1993 (Year ended March 31, 1993)

 Buildings       $  1,565        $    224       $       -      $  (143)  $  1,646
 Equipment         42,254           8,693          (1,543)      (1,920)    47,484
 Leasehold            819             564                            9      1,392
   Improvements
               ___________________________________________________________________
   TOTAL         $ 44,638        $  9,481       $  (1,543)     $(2,054)  $ 50,522
               ===================================================================


 (1)     Balance at beginning of fiscal 1994 was restated to conform with current year presentation.

 (2)     Amounts primarily relate to foreign exchange movement.

 GANDALF TECHNOLOGIES INC.
 Schedule VIII:  Valuation and qualifying accounts and reserves.
                 (Thousands of United States dollars)
 _________________________________________________________________________________
 Col. A             Col. B              Col. C              Col. D       Col. E
                                       Additions
                                  --------------------
                                     (1)        (2)
                                              Charged to
                   Balance at     Charged to  other                      Balance at
                   beginning      costs and   accounts     Deductions    end of
 Description       of year        expenses    -describe(1)  -describe(2)  year
 _________________________________________________________________________________
 Fiscal 1994 (Year ended March 31, 1994)
 -----------
 Reserve for bad
 debts deducted
 in the balance
 sheet from amounts
 receivable  ......  $ 3,797       $ 2,235    $(1,345)     $ (273)      $ 4,414

 Fiscal 1993 (Year ended March 31, 1993)
 -----------
 Reserve for bad
 debts deducted
 in the balance
 sheet from amounts
 receivable .......  $ 3,392       $ 1,591    $(1,186)    $    -        $ 3,797





 (1)     Relates to accounts receivable charged directly against reserve for bad debts.


 (2)     Balance deducted represents a reserve recorded in the accounts of a subsidiary which was sold in the fiscal year.


     GANDALF TECHNOLOGIES INC.
     Schedule IX:  Short-term borrowings.
                   (Thousands of United States dollars)
     _____________________________________________________________________________________________
     Col. A                   Col. B       Col. C       Col. D       Col. E           Col. F

                                                                                    Weighted
                                                     Maximum       Average          Average
     Category of                         Weighted    amount        amount           interest
     aggregate               Balance     average     outstanding   outstanding      rate
     short-term              at end of   interest    during the    during the       during the
     borrowings              year        rate        year          year             year

     _____________________________________________________________________________________________

     Bank Operating Lines

     Year ended
     March 31/94            $10,512         7.9%       $13,380        $ 8,867            7.0%

     Year ended
     March 31/93            $10,025         6.5%       $16,038        $14,063            7.7%



     Bank Term Indebtedness

     Year ended
     March 31/94            $     -           -        $20,382        $13,247            7.5%

     Year ended
     March 31/93            $20,382         7.3%       $31,993        $28,806            7.9%



          (4)     Exhibits

                Exhibit No.              Description
                ----------               ----------

                 *3.1 Articles of Incorporation of the Registrant and amendments thereto (filed as Exhibit 3.1 to
                                         Registration Statement
                                         No. 2-74405 on Form S-1).

                 *3.2 Articles of Amendment to Articles of Incorporation of the Registrant effective December 14, 1983 and December 13, 1985 (filed as
                                         Exhibit 4.4 to Registration
                                         Statement No.33-14899 on Form S-2).

                 *3.3 By-laws of the Registrant (filed as Exhibit 3.2 to the Form 10-K for the fiscal year ended July 31,
                                         1985).

                 *3.4 Amendment to By-laws of the Registrant (filed as Exhibit 4.5 to Registration Statement No. 33-14899 on Form S-2).

                 *4.1                    Common Share certificate (filed as
                                         Exhibit 4.1 to the Form 10-K for
                                         the fiscal year ended March 31,
                                         1993).

                *10.1 Lease dated 15th September, 1987 between The Glenview Corporation, the Company and Gandalf Data
                                         Limited whereby The Glenview
                                         Corporation leased the land and
                                         buildings known as 130 Colonnade
                                         Road South, Nepean to the Company
                                         and Gandalf Data Limited for an
                                         initial term of 10 years at an
                                         initial rent of $1,125,000 (Cdn.)
                                         per annum with four options to
                                         extend each being for five year
                                         periods (filed as Exhibit 10.2 to
                                         the Form 10-Q for the quarter
                                         ended April 30, 1988).

                *10.2 Lease dated 15 September, 1987 between The Glenview Corporation, the Company and Gandalf Data
                                         Limited whereby The Glenview
                                         Corporation leased the land and
                                         the buildings known as 100
                                         Colonnade Road South, Nepean, to
                                         the Company and Gandalf Data
                                         Limited for an initial term of 10
                                         years at an initial rent of
                                         $402,000 (Cdn.) per annum with
                                         four options extend each being for
                                         five year periods (filed as
                                         Exhibit 10.3 to the Form 10-Q for
                                         the quarter ended April 30, 1988).

                *10.3 Agreement of Purchase and Sale dated October 14, 1988 between the Company and The Glenview
                                         Corporation of the land and
                                         building known as 40 Concourse
                                         Gate in Nepean, Ontario for
                                         $3,000,000 (Cdn.) subject to a
                                         lease-back to the Company for 20
                                         years at a basic rent of $420,000
                                         (Cdn.) per annum; and providing
                                         the Company with an exclusive
                                         option to re-purchase the lands
                                         for $3,500,000 (Cdn.) within 10
                                         years or $4,000,000 (Cdn.) after
                                         October 31, 1998 and before
                                         October 31, 2003 (filed as Exhibit
                                         10.27 to the Form 10-K for the
                                         fiscal year ended July 31, 1989).


                *10.4 Management consulting agreement dated October 2, 1989 between Alex Curran, Alex Curran Consultant Inc. and the Company (filed as Exhibit 10.11 to the Form 10-K for the fiscal year ended July 31,
                                         1990).

                *10.5 Agreement and Plan of Merger dated as of May 10, 1991, among the Company, Gandalf Data, Inc. and Infotron Systems Corporation
                                         (filed as Exhibit 2 to the Form
                                         10-Q for the quarter ended April
                                         27, 1991).

                *10.6 Consulting agreement dated April 4, 1991, between the Company and Donald R. Gibbs (filed as Exhibit 19(d) to the Form 10-Q for the quarter ended April 27, 1991).

                *10.7                    Agreement dated as of July 3,
                                         1991, among Radnor Venture
                                         Partners, L.P., Safeguard
                                         Scientifics (Delaware), Inc., the
                                         Company and Gandalf Systems
                                         Corporation (filed as Exhibit
                                         10.17 to the Form 10-K for the
                                         fiscal year ended July 31, 1991).

                *10.8 Registration Agreement dated as of August 1, 1991, among Radnor
                                         Venture Partners, L.P., Safeguard
                                         Scientifics (Delaware), Inc. and
                                         the Company (filed as Exhibit
                                         10.18 to the Form 10-K for the
                                         fiscal year ended July 31, 1991).

                *10.9 Employment Agreement, dated January 1, 1989, between Infotron Systems International Limited and Michael F. McGrail (filed as
                                         Exhibit 10.45 to the Form 10-K for
                                         the fiscal year ended July 31,
                                         1991).

                *10.10                   Lease dated December 15, 1980
                                         between Gandalf Systems
                                         Corporation and Ingerman Ginsburg
                                         Partnership (filed as Exhibit
                                         10.50 to the Form 10-K for the
                                         fiscal year ended July 31, 1991).

                *10.11 Lease dated September 13, 1988 between Cherry Hill Industrial Sites, Inc. and Gandalf Systems Corporation (filed as Exhibit
                                         10.52 to the Form 10-K for the
                                         fiscal year ended July 31, 1991).

                *10.12 Trust Indenture dated as of November 10, 1992 between The R-M Trust Company and the Company
                                         (filed as Exhibit 10.26 to the
                                         Form 10-K for the fiscal year
                                         ended March 31, 1993).

                *10.13 Special Note Indenture dated November 10, 1992 between The R-M Trust Company and the Company
                                         (filed as Exhibit 10.27 to the
                                         Form 10-K for the fiscal year
                                         ended March 31, 1993).

                *10.14 Underwriting Agreement (Canadian) dated as of October 20, 1993 among Wood Gundy Inc., Deacon Barclays de Zoete Wedd Limited, Gordon
                                         Capital Corporation and Richardson
                                         Greenshields of Canada Limited and
                                         the Company (filed as Exhibit 10.1
                                         to the Form 10-Q for the quarter
                                         ended January 1, 1994).

                *10.15 Credit Agreement dated as of January 7, 1994 between the Royal Bank of Canada and the Company (filed as Exhibit 10.2 to the Form 10-Q for the quarter ended January 1, 1994).

                *10.16 Credit Agreement dated as of January 7, 1994 between the Royal Bank of Canada and the Company (filed as Exhibit 10.3 to the Form 10-Q for the quarter ended January 1, 1994).

                 10.17 Consulting agreement dated as of February 21 , 1994 between the Company and Thomas A. Vassiliades. Provided as part of this electronic transmission.

                 10.18 Waiver of Default dated April 14, 1994 related to Credit Agreements, dated as of January 7, 1994, between the Royal Bank of Canada and the Company. Provided as part of this electronic transmission.

                 10.19 Waiver of Default dated June 1, 1994 related to Credit Agreements, dated as of January 7, 1994, between the Royal Bank of Canada and the Company. Provided as part of this electronic transmission.

                      13 Inside front cover and pages 12 to 30 of the Annual Report to
                                                 Shareholders for the
                                                 fiscal year ended March
                                                 31, 1994.  Provided as
                                                 part of this electronic
                                                 transmission.

                      21                         List of subsidiaries.
                                                 Provided as part of this
                                                 electronic transmission.

                      23                 Consent of KPMG Peat Marwick
                                         Thorne.   Provided as part of this
                                         electronic transmission.