Form 10-Q
period 1994-07-02
GANDALF TECHNOLOGIES INC
filed 1994-08-16
CIK 355876

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                              FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended July 2, 1994            Commission file number 0-12643
                  ------------                                   -------

                         GANDALF TECHNOLOGIES INC.
- -------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

         ONTARIO, CANADA                          NOT APPLICABLE
- ---------------------------------         -------------------------------
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                 Identification No.)



130 COLONNADE ROAD SOUTH, NEPEAN, ONTARIO            K2E 7M4
- -----------------------------------------  ------------------------------
(Address of principal executive offices)           (Postal Code)


Registrant's telephone number, including area code    (613) 723-6500
                                                      --------------



                             NOT APPLICABLE
- -------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.


*Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes   X    No
                                     -----     -----

The number of shares outstanding as at July 31, 1994 was 28,072,333.

GANDALF TECHNOLOGIES INC.

INDEX


                                                             Page No.
                                                             --------

PART I        FINANCIAL INFORMATION


              Consolidated Balance Sheet -                       3


              Consolidated Statements of Income and
              Retained Earnings -                                4


              Consolidated Statement of Changes in
              Financial Position -                               5


              Notes to Consolidated Financial Statements -       6


              Management's Discussion and Analysis of
              Financial Condition and Results of Operations -    9



PART II       OTHER INFORMATION                                 14



SIGNATURE PAGE                                                  14

GANDALF TECHNOLOGIES INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)
(Thousands of U.S. dollars)
                                                        July 2  March 31
                                                          1994      1994
                                                       -------  --------
ASSETS
 Current assets:

  Cash and short-term deposits                        $  5,641  $  5,273
  Accounts receivable                                   30,602    30,182
  Inventories (note 1)                                  19,109    20,877
  Other                                                  3,053     4,022
                                                      --------  --------
      Total current assets                              58,405    60,354
Fixed assets (note 2)                                   20,122    20,214
Goodwill, net of amortization of $2,788
  (March 31, 1994:  $2,734)                              3,626     3,680
Other assets (note 3)                                    4,877     4,938
                                                      --------  --------
      Total assets                                    $ 87,030  $ 89,186
                                                      ========  ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Bank operating lines (note 4)                       $ 13,170  $ 10,512
  Accounts payable and accrued liabilities (note 5)     24,031    27,854
  Deferred revenue                                       7,493     7,424
  Current portion of long-term debt                        383       586
                                                      --------  --------
      Total current liabilities                         45,077    46,376
Long-term debt                                           1,960     2,020
8.5% convertible debentures, due 2002                   21,702    21,681


Shareholders' equity:
  Capital stock:
    Common shares, 28,072,333 issued and
    outstanding (March 31, 1994: 28,072,333)            79,811    79,811
  Retained earnings (deficit)                          (55,329)  (53,770)
  Cumulative translation adjustment                     (6,191)   (6,932)
                                                      --------  --------
      Total shareholders' equity                        18,291    19,109
                                                      --------  --------
      Total liabilities and shareholders' equity      $ 87,030  $ 89,186
                                                      ========  ========

(See accompanying notes to consolidated financial statements)

GANDALF TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
(Unaudited)
(Thousands of U.S. dollars except per share amounts)
                                                        13 Weeks Ended
                                                           July 2
                                                    --------------------
                                                        1994        1993
                                                    --------     -------

INCOME
Revenues:
   Product revenue                                  $ 20,745    $ 23,453
  Service revenue                                      8,973      10,720
                                                    --------    --------
                                                      29,718      34,173
Operating expenses:
  Cost of product sales                               10,896      11,820
  Service expenses                                     5,871       6,837
  Selling and distribution                             8,742      10,577
  Administration and general                           1,929       2,679
  Research and development                             2,413       3,083
  Restructuring costs (note 6)                           685           -
                                                    --------    --------
Loss from operations                                    (818)       (823)
Interest expense                                        (798)     (1,298)
Other income                                              57         174
                                                    --------    --------
Net loss for the period                             $ (1,559)   $ (1,947)
                                                    ========    ========

Basic loss per share (note 7)                       $  (0.06)   $  (0.12)
                                                    ========    ========

Weighted average number of
shares outstanding (thousands)                        28,072      15,888
                                                      ======      ======


RETAINED EARNINGS
Balance at beginning of period                      $(53,770)   $ (6,532)
Net loss for the period                               (1,559)     (1,947)
                                                    --------    --------
Balance at end of period                            $(55,329)   $ (8,479)
                                                    ========    ========

(See accompanying notes to consolidated financial statements)

GANDALF TECHNOLOGIES INC.
CONSOLIDATED STATEMENT OF CHANGES IN FINANCIAL POSITION
(Unaudited)
(Thousands of U.S. dollars)

                                                       13 Weeks Ended
                                                           July 2
                                                    ---------------------
                                                        1994         1993
                                                    --------      -------
Operating activities:
  Cash provided by (applied to) operations (note 8)  $  (336)    $    419
  Increase in operating working capital
     requirements (note 9)                            (2,348)      (5,809)
                                                     -------     --------
Cash applied to operating activities                  (2,684)      (5,390)
                                                     -------     --------
Financing activities:
  Increase in bank operating lines                     2,658          754
  Bank term loans retired                                  -         (400)
  Other                                                 (265)          (5)
                                                     -------     --------
Cash provided by financing activities                  2,393          349
                                                     -------     --------

Investing activities:
  Proceeds on disposal of assets                       1,263        1,158
  Purchase of fixed assets                              (674)        (732)
  Software development costs deferred                    (71)        (753)
  Other                                                   72          121
                                                     -------     --------
Cash provided by (applied to) investing activities       590         (206)
                                                     -------     --------

Increase (decrease) in cash in the period                299       (5,247)

Effect of currency translation
  adjustments on cash flows                               69         (166)

Cash and short-term deposits, beginning of period      5,273        9,737
                                                     -------     --------
Cash and short-term deposits, end of period          $ 5,641     $  4,324
                                                     =======     ========

(See accompanying notes to consolidated financial statements)

GANDALF TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts stated in thousands of U.S. dollars.)

1.  INVENTORIES
                                                        July 2  March 31
                                                          1994      1994
                                                       -------  --------

    Raw materials                                      $ 5,488   $ 5,587
    Work-in-process                                      3,107     4,007
    Finished goods                                      10,514    11,283
                                                       -------   -------
                                                       $19,109   $20,877
                                                       =======   =======


2.  FIXED ASSETS
                                                        July 2  March 31
                                                          1994      1994
                                                       -------  --------
    Cost:
      Land                                             $   221   $   213
      Buildings                                          4,635     4,535
      Equipment                                         54,410    53,340
      Leasehold improvements                             1,876     1,779
                                                       -------  --------
                                                        61,142    59,867
    Accumulated depreciation                            41,020    39,653
                                                       -------   -------
    Net book value                                     $20,122   $20,214
                                                       =======   =======


3.  OTHER ASSETS
                                                        July 2  March 31
                                                          1994      1994
                                                       -------  --------

    Software development costs                         $   846   $   847
    Deferred financing costs                             1,500     1,541
    Deferred income taxes                                  504       504
    Other                                                2,027     2,046
                                                       -------   -------
                                                       $ 4,877   $ 4,938
                                                       =======   =======

4.  BANK OPERATING LINES

At July 2, 1994, the Company's authorized bank operating lines totalled $18.1 million. This included $15.4 million from two committed credit facilities with a Canadian chartered bank bearing interest at the bank's prime rate plus 1.375%. During July 1994 the maturity date of these facilities was extended to November 30, 1994. The other authorized amount of $2.7 million related to a demand facility with a bank in the United Kingdom bearing interest at 2.5% above the bank's prime rate. These operating lines are secured by certain of the accounts receivable, inventories and other assets of the Company. The amount available for borrowing at any time under these facilities is determined based on margin formulas relating to levels of accounts receivable, inventories and other bank covenants. Under such formulas, $15.3 million was available to the Company at July 2, 1994 and $13.2 million was being utilized ($12.3 million of which related to the Canadian operating line). Cash and short-term deposits held as of that date represented a further $5.6 million in cash resources available to the Company.

At July 2, 1994, the Company was not in compliance with certain financial covenants contained in the bank loan agreements with the Canadian chartered bank. These financial covenants measure among other items the tangible net worth of the Company, the current ratio and the debt to tangible net worth ratio. The breach of these financial covenants constitutes an event of default under the terms of the loan agreements for which the Company obtained a waiver from the bank for the balance of the committed period. Upon maturity of the Canadian operating loans on November 30, 1994, the outstanding borrowings convert to facilities which are repayable on demand unless a renewal of the committed operating facility is agreed between the Company and the bank. While the Company currently believes that the facilities will be renewed at satisfactory levels, there can be no assurance that such renewal will occur since the future availability of these credit facilities will in part be determined by future operating performance.


5.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
                                                        July 2  March 31
                                                          1994      1994
                                                       -------  --------

Trade accounts payable                                 $ 8,203   $ 9,784
Payroll, commissions and related taxes                   4,084     3,594
Other payables including accrued restructuring charges  10,102    13,012
Income and other taxes payable                           1,642     1,464
                                                       -------   -------
                                                       $24,031   $27,854
                                                       =======   =======

6.  RESTRUCTURING COSTS

Restructuring costs of $0.7 million during the first quarter of fiscal 1995 represent severance costs associated with the elimination of approximately 70 positions at the end of the first quarter in connection with an internal functional realignment which was implemented in early July 1994.


7.  BASIC LOSS PER SHARE

Fully diluted earnings per share information has not been presented as potential conversions are anti-dilutive. Basic loss per share figures are calculated using the monthly weighted average number of common shares outstanding for the period.


8.  CASH PROVIDED BY (APPLIED TO) OPERATIONS

Cash provided by (applied to) operations is computed as follows:

                                                      13 Weeks Ended
                                                          July 2
                                                    ---------------------
                                                         1994        1993
                                                       ------      ------

    Loss from operations                             $  (818)    $  (823)
    Depreciation and amortization                      1,210       2,493
    Gain on disposal of assets                          (206)       (347)
    Income taxes                                         178         220
    Interest paid                                       (757)     (1,298)
    Other income                                          57         174
                                                     -------    --------
                                                     $  (336)   $    419



9.  INCREASE IN OPERATING WORKING CAPITAL REQUIREMENTS

The increase in operating working capital requirements is computed as follows:

                                                        13 Weeks Ended
                                                            July 2
                                                     ---------------------
                                                         1994        1993
                                                        ------      ------

         Accounts receivable                          $  (420)    $ 2,156
         Inventories                                    1,768        (157)
         Prepaid expenses                                (141)       (251)
         Accounts payable and accrued liabilities      (4,001)     (7,096)
         Deferred revenue                                  69         197
         Foreign currency equity adjustment               377        (658)
                                                       -------     -------
                                                      $(2,348)    $(5,809)
                                                       =======     =======

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction
- ------------
The consolidated financial statements for the first quarter ended July 2, 1994, together with accompanying notes, should be read as an integral part of this review. These financial statements have been prepared by management in accordance with accounting principles generally accepted in Canada, the application of which, in the case of the Company, conforms in all material respects for the periods presented with accounting principles generally accepted in the United States. All amounts are stated in U.S. dollars unless otherwise indicated.


Results of Operations - First Quarter Ended July 2, 1994
- --------------------------------------------------------
The following table sets forth items derived from the quarterly consolidated statements of income as a percentage of revenues for the quarter ended July 2, 1994 and for each of the preceding four quarters.
The column in the table entitled "Percentage Change Quarter 1, 1995 vs 1994" represents the percentage change, either favourable or (unfavourable), in the dollar amount of such items for the first quarter of fiscal 1995 compared with the first quarter of fiscal 1994.

                                                                                    Percentage
                                         Fiscal 1994                 Fiscal 1995        Change
                        ------------------------------------------    ---------      Quarter 1
                        Quarter 1  Quarter 2  Quarter 3  Quarter 4    Quarter 1  1995 vs. 1994
                        ---------  ---------  ---------  ---------    ---------  -------------
                                      (Thousands of dollars)
Revenues                  $34,173    $35,018    $30,266    $31,866      $29,718        (13.0)%
                          =======    =======    =======    =======      =======        =======

                                    (Percentage of Revenues)
Revenues:
  Product                   68.6%      70.3%      67.1%      70.4%        69.8%        (11.5)%
  Service                   31.4       29.7       32.9       29.6         30.2         (16.3)
                          -------    -------    -------    -------      -------
                           100.0%     100.0%     100.0%     100.0%       100.0%        (13.0)
                          =======    =======    =======    =======      =======
Gross Profit:
  Product                   49.6%      48.7%      44.4%      38.7%        47.5%        (15.3)
  Service                   36.2       34.8       30.1       31.6         34.6         (20.1)
  Combined                  45.4       44.6       39.7       36.6         43.6         (16.5)

Expenses:
  Selling & distribution    31.0       31.9       37.3       33.4         29.4          17.3
  Administration & general   7.8        7.0        9.3        9.9          6.5          28.0
  Research & development     9.0        9.6       13.9       11.5          8.1          21.7
  Restructuring
    and other costs            -          -          -       90.0          2.3
                         -------    -------    -------    -------      -------
Loss from operations        (2.4)      (3.9)     (20.8)    (108.2)        (2.7)
Interest expense            (3.8)      (3.3)      (3.3)      (2.1)        (2.7)
Other income                 0.5        0.5        1.7        0.4          0.2
Income taxes                   -          -          -       (3.6)           -
                          -------    -------    -------    -------      -------
Net loss                    (5.7%)     (6.7%)    (22.4%)   (113.5%)       (5.2%)
                          =======    =======    =======    =======      =======

Revenues
- --------
The following table sets forth revenues by geographic segment for the quarter ended July 2, 1994 and for each of the preceding four quarters.
The table also includes the change in revenues, expressed as a percentage, in the first quarter of fiscal 1995 compared to the corresponding period of fiscal 1994.

                                                                                    Percentage
                                        Fiscal 1994                  Fiscal 1995        Change
                        ------------------------------------------    ---------      Quarter 1
                        Quarter 1  Quarter 2  Quarter 3  Quarter 4    Quarter 1  1995 vs. 1994
                        ---------  ---------  ---------  ---------    ---------  -------------
                                                (Thousands of dollars)
United States             $ 9,515    $ 9,226    $ 7,480    $ 8,936      $ 8,205         (13.8)%
United Kingdom              9,575     10,719      9,061      9,954        8,927          (6.8)
Canada                      5,577      6,338      5,078      6,348        5,736           2.9
Holland/France              4,141      3,628      4,024      3,074        4,040          (2.4)
International markets       5,365      5,107      4,623      3,554        2,810         (47.6)
                          -------    -------    -------    -------      -------
                          $34,173    $35,018    $30,266    $31,866      $29,718         (13.0)
                          =======    =======    =======    =======      =======

Revenues in the first quarter of fiscal 1995 of $29.7 million included $20.7 million of product revenue and $9.0 million of service revenue. In the first quarter of fiscal 1994 product revenue was $23.5 million and service revenue was $10.7 million for total revenues of $34.2 million. The impact of the strengthening of the U.S. dollar against certain other foreign currencies over the last twelve months represented 2.5% of the 13.0% decline in revenues in the first quarter of fiscal 1995 compared to the first quarter a year ago. Revenues in the fourth quarter of fiscal 1994 were $31.9 million (product revenue of $22.4 million and service revenue of $9.4 million).


After adjusting for the impact of changes in foreign currency exchange rates, product revenue declined 9.1% in the first quarter of fiscal 1995 compared to the same period a year ago as a result of a decline in demand for the Company's traditional products which has more than offset growth in new internetworking products introduced during fiscal 1994.


Service revenue in the first quarter of fiscal 1995 was $9.0 million, 16.3% below the level in the first quarter of fiscal 1994. The Company has experienced a decline in service revenue during the last year as a result of lower product revenue during the last two fiscal years.

Revenues in the North American market (United States and Canada) were $13.9 million in the first quarter of fiscal 1995, 8.8% lower than the fourth quarter of fiscal 1994 and 7.6% lower than the comparable period a year ago. The Company's European direct sales markets (United Kingdom, Holland and France) reported revenues of $13.0 million in the first quarter of fiscal 1995, unchanged from the fourth quarter of fiscal 1994 and 5.5% lower than the first quarter of fiscal 1994. Revenues in the Company's other international markets were $2.8 million in the first quarter of fiscal 1995 compared to $5.4 million in the first quarter a year ago.



Gross Profit
- ------------

Gross margin on product revenue (product revenue minus the cost of product sales expressed as a percentage of product sales) was 47.5% in the first quarter of fiscal 1995 compared with 38.7% in the fourth quarter of fiscal 1994 and 49.6% in the first quarter a year ago. The gross margin on product revenue for the fourth quarter of fiscal 1994 was adversely affected by additional inventory reserves on mature product lines of $1.6 million. Exclusive of these provisions the gross margin percentage was 45.8%.


The gross margin on service revenue (service revenue less service expenses expressed as a percentage of service revenue) was 34.6% in the first quarter of fiscal 1995, 31.6% in the fourth quarter of fiscal 1994 and 36.2% in the first quarter a year ago. Restructuring actions taken in fourth quarter of fiscal 1994 reduced costs associated with the service operation and resulted in an improvement in the service margin during the first quarter of fiscal 1995.

Operating Expenses
- ------------------

Operating expenses (selling and distribution, administration and general, and research and development) in the first quarter of fiscal 1995 exclusive of restructuring and other costs were $13.1 million compared to $17.5 million in the fourth quarter of fiscal 1994 and $16.3 million in the first quarter a year ago. Operating expenses declined in the first quarter of fiscal 1995 as a result of significant restructuring and downsizing actions which were undertaken during the fourth quarter of fiscal 1994. Restructuring costs of $0.7 million during the first quarter of fiscal 1995 represent severance costs associated with the elimination of approximately 70 additional positions at the end of the first quarter in connection with an internal functional realignment. Since 1991, the Company has received grants of approximately $3.9 million under the Canadian Federal Government's Microelectronics and Systems Development Program ("MSDP"). This funding is required to be repaid if certain conditions are met relating to the commercialization of resulting technology. The Company believes these conditions were substantially met during fiscal 1994 and accordingly this funding will be required to be repaid in the future following completion of the approved programs, which is expected to occur during fiscal 1995. Repayment of annual amounts will be accrued in the form of a royalty based on revenue and will be paid in the following year.


Operating Loss
- --------------

The Company reported a loss from operations of $0.8 million, which included a restructuring charge of $0.7 million, on revenues of $29.7 million for the first quarter ended July 2, 1994. The operating loss for the fourth quarter of fiscal 1994 was $5.8 million, exclusive of restructuring and other costs of $28.7 million. For the first quarter of fiscal 1994 the operating loss was $0.8 million on revenues of $34.1 million.


Interest Expense
- ------------------
Interest expense for the first quarter of fiscal 1995 was $0.8 million compared with $1.3 million in the first quarter of fiscal 1994. The decrease in interest expense occurred as a result of the Company reducing its borrowings under bank loans during fiscal 1994.

Net Loss
- --------

The net loss for the first quarter of fiscal 1995 was $1.6 million or $0.06 per share. The net loss figure for the first quarter of fiscal 1994 was $1.9 million or $0.12 per share.

Liquidity and Capital Resources
- -------------------------------

The Company's cash and short-term deposits position increased by $0.4 million to $5.6 million during the first quarter of fiscal 1995. This increase was related to an increase of $2.7 million in borrowings under bank operating lines. Exclusive of the $2.7 million increase in bank operating lines, the Company recorded negative cash flow of $2.3 million in the first quarter of fiscal 1995.

Negative cash flow from operations in the first quarter of fiscal 1995 was $0.4 million exclusive of $2.3 million in payments for restructuring costs which had been accrued in the fourth quarter of fiscal 1994. Negative cash flow from operations during the third and fourth quarters of fiscal 1994 was $5.1 million and $2.4 million respectively. Cash provided by investing activities during the first quarter of fiscal 1995 included proceeds of $1.3 million from the sale of a portfolio investment.

At July 2, 1994, the Company's authorized bank operating lines totalled $18.1 million. This included $15.4 million from two committed credit facilities with a Canadian chartered bank bearing interest at the bank's prime rate plus 1.375%. During July 1994 the maturity date of these facilities was extended up to November 30, 1994. The other authorized amount of $2.7 million related to a demand facility with a bank in the United Kingdom bearing interest at 2.5% above the bank's prime rate. These operating lines are secured by certain of the accounts receivable, inventories and other assets of the Company. The amount available for borrowing at any time under these facilities is determined based on margin formulas relating to levels of accounts receivable, inventories and other bank covenants. Under such formulas, $15.3 million was available to the Company at July 2, 1994 and $13.2 million was being utilized ($12.3 million of which related to the Canadian operating line). Cash and short-term deposits held as of that date represented a further $5.6 million in cash resources available to the Company.

At July 2, 1994, the Company was not in compliance with certain financial covenants contained in the bank loan agreements with the Canadian chartered bank. These financial covenants measure among other items the tangible net worth of the Company, the current ratio and the debt to tangible net worth ratio. The breach of these financial covenants constitutes an event of default under the terms of the loan agreements for which the Company obtained a waiver from the bank for the balance of the committed period. Upon maturity of the Canadian operating loans on November 30, 1994, the outstanding borrowings convert to facilities which are repayable on demand unless a renewal of the committed operating facility is agreed between the Company and the bank. While the Company currently believes that the facilities will be renewed at satisfactory levels, there can be no assurance that such renewal will occur since the future availability of these credit facilities will in part be determined by future operating performance.

The Company believes that its current financial base together with currently available credit facilities can provide sufficient financial resources for continued operations in the short-term. The Company believes that the break even level for annual revenues as a result of restructuring actions taken since January 1994 is approximately $125 million. The Company's ability to generate positive cash flow is ultimately dependent on its ability to attain this break even revenue level.

II - OTHER INFORMATION
- ----------------------

Item 6(a) - Exhibits
- --------------------
10.20   Waiver of Default dated July 29, 1994 related to Credit
Agreements, dated as of January 7, 1994, between the Royal Bank of Canada and the Company.

10.21 Amendment dated July 29, 1994 to Credit Facility dated January 7, 1994 between Royal Bank of Canada and the Company.

10.22 Amendment dated July 29, 1994 to Credit Facility dated January 7, 1994 between Royal Bank of Canada and Gandalf Canada Ltd.

Item 6(b) - Report on Form 8-K
- ------------------------------
There were no reports on Form 8-K filed for the quarter ended July 2, 1994.



SIGNATURES
- ----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                               GANDALF TECHNOLOGIES INC.


     August 11, 1994                           s/T.A. VASSILIADES
     _________________________                 __________________________
     Date                                      Thomas A. Vassiliades
                                               President
                                               (Chief Executive Officer)



     August 11, 1994                               s/W.R. MACDONALD
     __________________________                __________________________
     Date                                      Walter R. MacDonald
                                               Vice President, Finance
                                               (Chief Financial Officer)