Form 10-K/A
period 1994-03-31
GANDALF TECHNOLOGIES INC
filed 1994-09-09
CIK 355876

1.	The cover page is hereby amended to correct information contained in the first paragraph on cover page 2, namely, the aggregate market value section.

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
- -----------------------
FORM 10-K/A
(Mark One)
   X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT
- ------ OF 1934 [FEE REQUIRED]

            For the fiscal year ended            March 31, 1994
         ---------------------------------------
                                      OR
       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE ------ SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

Registrant's telephone number, including area code:(613) 723-6500
                                				--------------
Securities registered pursuant to Section 12(b) of the Act: None

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

     "The aggregate market value of the Common Shares held by non-affiliates of the registrant, based upon the closing sales price of the Common Shares as reported on The Nasdaq Stock Market (National Market System) on June 2, 1994 was approximately $13,023,188. This amount excludes 7,235,233 Common Shares held by all executive officers, directors, and shareholders holding over 5 percent of the outstanding Common Shares on that date, as such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of June 2, 1994, 28,072,333 Common Shares, without nominal or par value, were issued and outstanding."

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





[Cover page 2 of 2 pages]

2.	Item 11 is hereby replaced in its entirety to correct information contained in the last paragraph under the sub-heading, Bonus and Stock
Plans.


"ITEM 11.

EXECUTIVE COMPENSATION

Overview
- -------------

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


Summary Compensation Table
- --------------------------

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

       					SUMMARY COMPENSATION TABLE

										 Long-Term
				        Annual Compensation			 Compensation
  		-----------------------------------------------------	         -------------------
										Awards
										--------------------
										        Securities
                                                                       Other Annual*     Under Options       All  Other
Name and Principal Positions    Year	Salary		Bonus	    Compensation          Granted          Compensation
				         ($)		 ($)	         ($)		   (#)	               ($)
              (a)	       (b)	 (c)		 (d)	         (e)		   (f)	               (j)
- -------------------------------------------------------------------------------------------------------------------------
Chief Executive Officer		1994	$147,455	            ---	         ---		 50,000		       ---
B.R. Hedges			1993	$ 65,787 (1)        ---            ---		 75,000		       ---
				1992	---                 ---            ---            ---		       ---

Vice President Marketing		1994	$ 90,076        $ 65,496           --- 		 85,000		       ---
A. Brisbourne			1993	$ 92,709            ---            --- 		 25,000		       ---
				1992	$ 68,183        $  6,083           ---		  9,000		       ---

Managing Director		1994	$101,860        $  8,726	      $ 15,920 (6)        50,000		       ---
Gandalf Digital			1993	$101,655        $ 44,297         --- 		 50,000		       ---
Communications Limited		1992	$ 63,915        $  6,620	        --- 		  1,500		       ---
J.M. Scott

Vice President and Chief		1994	$111,493 (2)	   ---	        ---		125,000                 ---
Technology Officer		1993	---		   ---	        ---                 ---                  ---
G.A. Daniello			1992	---	    	   ---	        ---                 ---                  ---

Vice President Manufacturing	1994	$ 75,063       $  8,404	       $ 10,693           50,000	                ---
M.G. Gainer			1993	$ 77,226       $  7,327           ---              40,000	                ---
				1992	$ 82,555       $ 14,946           ---	           ---                   ---

Vice President Marketing		1994	$122,851 (3)   $144,257           ---               ---                $ 27,694 (7)
J.C.Hahn			         1993	$113,625       $100,000	         --- 		  50,000		       ---
				1992	$ 81,728	       $ 50,000     	 ---		   5,000		       ---

President			1994	$ 94,234 (4)   $ 43,193	         ---		  75,000		    $181,338 (7)
Gandalf Systems Corporation	1993	   ---		---	         ---		    ---		       ---
R.F. Jerd			1992	   ---		---	         ---		    ---		       ---

President			1994	$ 80,156 (5)   $  8,989	      $ 22,716 (8)	    ---		       ---
Gandalf International Limited	1993	$106,630	       $ 15,254	          ---		  40,000		       ---
M.F. McGrail			1992	$ 90,353		  ---	          ---		  25,000		       ---

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

OPTION GRANTS DURING THE MOST RECENTLY COMPLETED FINANCIAL YEAR
										Market Value of
					% of Total 				Securities
					Options					Underlying
			Securities	Granted to				 Options on the
			Under Options	Employees in	Exercise or Base Price	 Date of Grant
Name			Granted		Financial Year	($/Security)		 ($/Security)		Expiration Date
(a)			(b)		(c)		(d)			(e)			(f)
- ---------------------------------------------------------------------------------------------------------------------------

Chief Executive Officer	  50,000		  3.7%		25,000 @ $4.15 Cdn.(1)	$4.15 Cdn.(2)		June 1, 2003
B.R. Hedges				  3.7%		25,000 @ $4.25 Cdn.(1)	$4.25 Cdn.(2)		Nov.10, 2003

Vice President Marketing	 85,000		   5.1%		35,000 @ $4.25 Cdn.(1)	$4.25 Cdn.(2)		Nov.10, 2003
A. Brisbourne				   7.4%		50,000 @ $1.80 Cdn.(1)	$1.80 Cdn.(2)		February 9, 2004

Managing Director	50,000		  7.4%		$1.80 Cdn.(1)		$1.80 Cdn.(2)		February 9, 2001
Gandalf Digital
Communications Limited
J.M. Scott

Vice President and Chief	125,000		 11.0%		75,000 @ $4.15 Cdn.(1)	$4.15 Cdn.(2)		June 1, 2003
Technology Officer			  7.4%		50,000 @ $1.80 Cdn.(1)	$1.80 Cdn.(2)		February 9, 2004
G.A. Daniello

Vice President 		 50,000		 7.4%		$1.80 Cdn.(1)		$1.80 Cdn.(2)		February 9, 2004
Manufacturing
M.G. Gainer

President Gandalf Systems  75,000		10.8%		$3.75 Cdn.(1)		$3.75 Cdn.(2)		August 11, 2003
Corporation
R.F. Jerd

(1)  Under terms of the stock options granted in fiscal 1994, executive officers may elect a discount of 15 percent from the exercise price shown.
(2)  The Market Value of the common shares underlying the options was the closing market price on the day prior to the date of grant.

AGGREGATED OPTION EXERCISES DURING THE MOST RECENTLY COMPLETED FINANCIAL YEAR

		   								          Unexercised Options at
			          Securities Acquired 					  Fiscal Year End
			          on Exercise 		Aggregate Value Realized		 (#)
Name			          (#)			($)				 Exercisable/Unexercisable
(a)			          (b)			(c)				(d)
- -------------------------------------------------------------------------------------------------------------------
Chief Executive Officer 	          ---			---				 58,333 Exercisable
B.R. Hedges									          41,667 Unexercisable

Vice President Marketing	         6,000			$9,300 Cdn.			11,335 Exercisable
A.  Brisbourne									        101,665 Unexercisable

Managing Director,  	          ---			---				 41,667 Exercisable
Gandalf Digital 									         83,333 Unexercisable
Communications Limited
J.M. Scott

Vice President and Chief 	---			---				 25,000 Exercisable
Technology Officer									100,000 Unexercisable
G.A. Daniello

Vice President  		         ---			---				33,333 Exercisable
Manufacturing									      76,667 Unexercisable
M.G. Gainer

President		        ---			---				25,000 Exercisable (1)
Gandalf Systems Corporation							        50,000 Unexercisable (1)
R.F. Jerd


(1)  Expiry date of options was extended beyond fiscal 1994 year end.

Bonus and Stock Plans
- -------------------------------------

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

As at June 2, 1994, 1,692,500 Common Shares were subject to options at prices ranging from Cdn.$5.25 to Cdn.$1.25 and expiring at various dates to May 9, 2004. Of such options, 1,244,000 Common Shares were subject to options held by all directors and executive officers as a group.


Compensation of Directors
- -----------------------------------------

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

Mr. David N. Koffsky, a former director of the Company, is a member of a patent, trademark and copyright firm that provides legal services to the Company. During the fiscal year ended March 31, 1994, Mr.
Koffsky's firm was paid $14,045 by the Company and its subsidiaries."

3.	Item 12 is hereby replaced in its entirety to correct and update information collected by the Company subsequent to its initial Form 10-K filing:

"ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

	The following table sets forth information as of June 2, 1994 with respect to (1) all shareholders known by the Company to be beneficial owners of more than 5 percent of its outstanding Common Shares and (2) share ownership by each director and nominee for director and by each named executive officer still in the employ of the Company and by all executive officers and directors as a group:


	 		AMOUNT
		BENEFICIALLY	   PERCENT OF
NAME		OWNED (1)	   CLASS (8)
- -----------------------------------------------------------------


Ontario Municipal Employees	1,974,700	     7.0%
  Retirement Board
One University Avenue, Suite 1000
Toronto, Ontario M5J  2P1

Iles & Isherwood Inc.                   1,827,400 (2)    6.9%
P.O. Box 13, Ste. 1305
150 King St. W.
Toronto, Ontario  M5H 1J9

Desmond Cunningham	 1,743,092 (3)    6.2%
130 Colonnade Road South
Nepean, Ontario K2E 7M4

Mackenzie Financial Corporation	 1,607,700 (4)    5.7%
150 Bloor Street West
Toronto, Ontario  M5S 3B5

Alexander Brisbourne	    11,333 (5)      (9)
Alexander Curran	     2,500 (5)      (9)
Gatone A. Daniello	    25,000 (5)      (9)
M. Gerald Gainer	    37,133 (6)      (9)
Charles J. Gardner	     5,000 (5)      (9)
Donald M. Gleklen 	    33,750 (6)      (9)
Brian R. Hedges	    93,333 (6)      (9)
Robert E. Keith	    10,000 (6)      (9)
A. Graham Sadler	    21,550          (9)
Judith M. Scott	    47,708 (6)      (9)
Thomas A. Vassiliades	   181,250 (5)      (9)

All executive officers and directors
  as a group (13 persons)	 2,197,099 (7)	    7.5%

(1)	All shares are owned of record and beneficially and the sole investment and voting power is held by the person named, except as set forth below.

(2)	The registered holder of the securities is Technology Investors 1
Limited Partnership, a limited partnership (the "Fund") whose general partner is a wholly-owned subsidiary of Iles & Isherwood Inc. Iles & Isherwood Inc. acts as the investment manager of the Fund, and the Fund has the right to receive any dividends on or proceeds from the sale of such securities.

(3)	Shares are owned of record by Donosti Investments Inc., a corporation controlled by Desmond Cunningham.

(4)	These securities are beneficially owned by various mutual funds and client accounts managed by Mackenzie Financial Corporation. For purposes of the reporting requirements of the Exchange Act, Mackenzie Financial Corporation is deemed to be a beneficial owner of such securities; however, Mackenzie Financial Corporation expressly disclaims that it maintains beneficial ownership over these shares.

(5)	Represents options (currently exercisable or exercisable within 60 days).

(6)	Includes options (currently exercisable or exercisable within 60 days) on the following common shares:

			M. Gerry Gainer	33,333
			Donald M. Gleklen	 3,750
			Brian R. Hedges	58,333
			Robert E. Keith	 2,500
			Judith M. Scott	41,667

(7)	Includes options (currently exercisable or exercisable within 60 days) on 371,666 common shares.

(8)	Percentage ownership is calculated based upon total shares
outstanding plus shares subject to options (currently exercisable or exercisable within 60 days) held by the individual named or the persons included in the relevant group.

(9)	Amount beneficially owned represents less than one percent of the total outstanding common shares.

	Statements contained in the table as to securities beneficially owned by directors, officers and certain shareholders or over which they exercise control or direction are, in each instance, based upon information obtained from such directors, executive officers and shareholders."








SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


GANDALF TECHNOLOGIES INC.

By:	THOMAS A. VASSILIADES
	-------------------------------------------------------
	(Thomas A. Vassiliades)
 	President and Chief Executive Officer


By:	WALTER R. MACDONALD
	-------------------------------------------------------
	(Walter R. MacDonald)
	Vice President of Finance
	Principal Financial and Accounting Officer


Dated: September 6 , 1994