Form 10-Q
period 1994-10-01
GANDALF TECHNOLOGIES INC
filed 1994-11-14
CIK 355876

                   SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended October 1, 1994       Commission file number 0-12643
                  ---------------                              -------

                    GANDALF TECHNOLOGIES INC.
- ----------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

     ONTARIO, CANADA                           NOT APPLICABLE
- ----------------------------           -------------------------------
(State or other jurisdiction of               (I.R.S. Employer
 incorporation or organization)               Identification No.)


130 COLONNADE ROAD SOUTH, NEPEAN, ONTARIO                 K2E 7M4
- -----------------------------------------             ----------------
(Address of principal executive offices)               (Postal Code)


Registrant's telephone number, including area code      (613) 723-6500
                                                        --------------



                       NOT APPLICABLE
- ----------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.


*Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                         Yes   X    No
                             -----     -----

The number of shares outstanding as at October 31, 1994 was 28,143,810.

GANDALF TECHNOLOGIES INC.

INDEX


                                                                  Page No.
                                                                  ------

PART I    FINANCIAL INFORMATION


          Consolidated Balance Sheet -                               3


          Consolidated Statements of Income and
          Retained Earnings -                                        4


          Consolidated Statement of Changes in
          Financial Position -                                       5


          Notes to Consolidated Financial Statements -               6


          Management's Discussion and Analysis of
          Financial Condition and Results of Operations -            9



PART II   OTHER INFORMATION                                         13




SIGNATURE PAGE                                                      14



GANDALF TECHNOLOGIES INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)
(Thousands of U.S. dollars)

                                                               Oct 1     Mar 31
                                                                1994       1994
                                                            --------   --------
ASSETS
Current assets:
  Cash and short-term deposits                              $  5,845   $  5,273
  Accounts receivable                                         31,107     30,182
  Inventories (note 1)                                        17,389     20,877
  Other                                                        2,832      4,022
                                                            --------   --------
       Total current assets                                   57,173     60,354
Fixed assets (note 2)                                         19,703     20,214
Goodwill, net of amortization of $ 2,839
  (March 31, 1994: $2,734)                                     3,575      3,680
Other assets (note 3)                                          4,644      4,938
                                                            --------   --------
       Total assets                                         $ 85,095   $ 89,186
                                                            ========   ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Bank operating lines (note 4)                             $ 12,604   $ 10,512
  Accounts payable and accrued liabilities (note 5)           21,861     27,854
  Deferred revenue                                             6,863      7,424
  Current portion of long-term debt                              264        586
                                                            --------   --------
       Total current liabilities                              41,592     46,376
Long-term debt                                                 1,876      2,020
8.5% convertible debentures, due 2002                         22,374     21,681

Shareholders' equity:
  Capital stock:
    Common shares, 28,143,810 issued and
    outstanding (March 31, 1994: 28,072,333)                  79,864     79,811
  Retained earnings (deficit)                                (54,727)   (53,770)
  Cumulative translation adjustment                           (5,884)    (6,932)
                                                            --------   --------
       Total shareholders' equity                             19,253     19,109
                                                            --------   --------
Total liabilities and shareholders' equity                  $ 85,095   $ 89,186
                                                            ========   ========

(See accompanying notes to consolidated financial statements)


GANDALF TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
(Unaudited)
(Thousands of U.S. dollars except per share amounts)


                                              13 Weeks Ended           26 Weeks Ended
                                                 October 1                October 1
                                          ---------------------    --------------------
                                              1994         1993        1994        1993
                                          --------     --------    --------    --------
INCOME
Revenues:
  Product revenue                         $ 21,754     $ 24,632    $ 42,499    $ 48,085
  Service revenue                            8,906       10,386      17,879      21,106
                                          --------     --------    --------    --------
                                            30,660       35,018      60,378      69,191
Operating expenses:
  Cost of product sales                     11,094       12,639      21,990      24,459
  Service expenses                           5,739        6,769      11,610      13,606
  Sales and marketing                        8,002       11,176      16,744      21,753
  Administration and general                 1,907        2,434       3,836       5,113
  Research and development                   2,581        3,359       4,994       6,442
  Restructuring costs (note 6)                   -            -         685           -
                                          --------     --------    --------    --------
Income(loss)from operations                  1,337       (1,359)        519      (2,182)
Interest expense                              (823)      (1,160)     (1,621)     (2,458)
Other income                                    88          172         145         346
                                          --------     --------    --------    --------
Net income(loss) for the period           $    602     $ (2,347)   $   (957)   $ (4,294)
                                          ========     ========    ========    ========

Basic earnings (loss)
  per share (note 7)                      $   0.02     $  (0.15)   $  (0.03)   $  (0.27)
                                         ========     ========    ========    ========

Weighted average number of
  shares outstanding (thousands)            28,088       15,929      28,080      15,908
                                          ========     ========    ========    ========

RETAINED EARNINGS
Balance at beginning of period            $(55,329)    $ (8,479)   $(53,770)   $ (6,532)
Net income (loss)for the period                602       (2,347)       (957)     (4,294)
                                          --------     --------    --------    --------

Balance at end of period                  $(54,727)    $(10,826)   $(54,727)   $(10,826)
                                          ========     ========    ========    ========

(See accompanying notes to consolidated financial statements)


GANDALF TECHNOLOGIES INC.
CONSOLIDATED STATEMENT OF CHANGES IN FINANCIAL POSITION
(Unaudited)
(Thousands of U.S. dollars)


                                              13 Weeks Ended          26 Weeks Ended
                                                 October 1               October 1
                                          ---------------------    --------------------
                                              1994         1993        1994        1993
                                          --------     --------    --------    --------
Operating activities:
  Cash provided by operations (note 8)    $  2,211     $    559    $  1,875    $    978
  Increase in operating working
    capital (note 9)                          (844)      (1,322)     (3,192)     (7,131)
                                          --------     --------    --------    --------
Cash provided by (applied to)
  operating activities                       1,367         (763)     (1,317)     (6,153)
                                          --------     --------    --------    --------
Financing activities:
  Increase (decrease)in bank
    operating lines                           (566)       2,015       2,092       2,769
  Repayment of term debt                       (95)        (357)       (360)       (839)
  Other                                         53         (158)         53         188
                                          --------     --------    --------    --------
Cash provided by (applied to)
 financing activities                         (608)       1,500       1,785       2,118
                                          --------     --------    --------    --------

Investing activities:
  Proceeds on disposal of assets               109        1,088       1,372       2,246
  Purchase of fixed assets                    (611)      (1,008)     (1,285)     (1,740)
  Deferred software development costs          (59)        (743)       (130)     (1,496)
  Other                                        (35)          13          37        (135)
                                          --------     --------    --------    --------
Cash applied to investing activities          (596)        (650)         (6)     (1,125)
                                          --------     --------    --------    --------

Increase (decrease) in cash in
  the period                                   163           87         462      (5,160)

Effect of currency translation
  adjustments on cash flows                     41         (179)        110        (345)

Cash and short-term deposits,
   beginning of period                       5,641        4,324       5,273       9,737
                                          --------     --------    --------    --------
Cash and short-term deposits,
    end of period                         $  5,845     $  4,232    $  5,845    $  4,232
                                          ========     ========    ========    ========

(See accompanying notes to consolidated financial statements)

GANDALF TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts are stated in thousands of U.S. dollars.)



1.  INVENTORIES
                                                          Oct 1     Mar 31
                                                           1994       1994
                                                       --------   --------

    Raw materials                                      $  4,658   $  5,587
    Work-in-process                                       3,226      4,007
    Finished goods                                        9,505     11,283
                                                       --------   --------
                                                       $ 17,389   $ 20,877
                                                       ========   ========

2.  FIXED ASSETS
                                                          Oct 1     Mar 31
                                                           1994       1994
                                                       --------   --------

    Cost:
      Land                                             $    225   $    213
      Buildings                                           4,746      4,535
      Equipment                                          55,943     53,340
      Leasehold improvements                              1,877      1,779
                                                       --------   --------
                                                         62,791     59,867
    Accumulated depreciation                             43,088     39,653
                                                       --------   --------
    Net book value                                     $ 19,703   $ 20,214
                                                       ========   ========

3.  OTHER ASSETS
                                                          Oct 1     Mar 31
                                                           1994       1994
                                                       --------   --------

    Software development costs                         $    594   $    847
    Deferred financing costs                              1,501      1,541
    Deferred income taxes                                   504        504
    Other                                                 2,045      2,046
                                                       --------   --------
                                                       $  4,644   $  4,938
                                                       ========   ========

4.  BANK OPERATING LINES

At October 1, 1994, the Company's authorized bank operating lines totalled $18.4 million. This included $15.7 million relating to two committed credit facilities with a Canadian chartered bank bearing interest at the bank's prime rate plus 1.375%. The additional authorized amount of $2.7 million related to a demand facility with a bank in the United Kingdom bearing interest at 2.5% above the bank's base rate. These operating lines are secured by certain of the accounts receivable, inventories and other assets of the Company. The amount available for borrowing at any time under these facilities is determined based on margin formulas relating to levels of accounts receivable, inventories and other bank covenants. Under such formulas, $17.3 million was available to the Company at October 1, 1994 and $12.6 million was being utilized. Cash and short-term deposits held as of that date represented a further $5.8 million in cash resources available to the Company. Cash and unused credit facilities totalled $10.5 million at October 1, 1994, compared to $7.8 million at July 2, 1994 and $10.2 million at March 31, 1994.

In July 1994, the maturity date of the two credit facilities with the Canadian chartered bank was extended, on an interim basis, from July 31, 1994 to November 30, 1994. During November 1994, the two facilities were renewed until the next annual review date of July 31, 1995. Upon maturity of these facilities on July 31, 1995, the outstanding borrowings convert to demand facilities unless a renewal of the committed operating facilities is agreed between the Company and the bank. Financial covenants contained in the loan agreements, based upon such items as the amount of tangible net worth, the debt to tangible net worth ratio and the current ratio, have been revised based on the Company's balance sheet at October 1, 1994. The Company is currently in full compliance under all of its bank loan agreements. At March 31, 1994 and July 2, 1994, the Company had been in default of certain financial covenants contained in its previous loan agreements but obtained waivers at the time in respect of such defaults.


5.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

                                                          Oct 1      Mar 31
                                                           1994        1994
                                                       --------    --------


    Trade accounts payable                             $  7,105    $  9,784
    Payroll, commissions and related taxes                3,092       3,594
    Other payables                                        9,975      13,012
    Income and other taxes payable                        1,689       1,464
                                                       --------    --------
                                                       $ 21,861    $ 27,854
                                                       ========    ========


6.  RESTRUCTURING COSTS

Restructuring costs of $0.7 million during the first quarter of fiscal 1995 represent severance costs associated with the elimination of approximately 70 positions at the end of the first quarter in connection with an internal functional realignment which was implemented in early July 1994.

7.  BASIC EARNINGS PER SHARE

Fully diluted earnings per share information has not been presented as potential conversions are anti-dilutive. Basic earnings per share figures are calculated using the monthly weighted average number of common shares outstanding for the period.


8.  CASH PROVIDED BY OPERATIONS

    Cash provided by operations is computed as follows:

                                              13 Weeks Ended          26 Weeks Ended
                                                 October 1               October 1
                                          --------------------     --------------------
                                              1994         1993        1994        1993
                                          --------     --------    --------    --------


        Income (loss) from operations     $  1,337     $ (1,359)   $    519    $ (2,182)
        Depreciation and amortization        1,527        2,537       2,737       5,030
        Gain on disposal of assets               -         (195)       (206)       (542)
        Income taxes                            47          343         225         563
        Interest paid                         (788)        (939)     (1,545)     (2,237)
        Other income                            88          172         145         346
                                          --------     --------    --------    --------
                                          $  2,211     $    559    $  1,875    $    978
                                          ========     ========    ========    ========

9.  INCREASE IN OPERATING WORKING CAPITAL

    The increase in operating working capital is computed as follows:


                                              13 Weeks Ended          26 Weeks Ended
                                                 October 1               October 1
                                          ---------------------     ------------------
                                              1994         1993        1994        1993
                                          --------     --------    --------    --------
        Accounts receivable               $   (505)    $   (642)   $   (925)   $  1,514
        Inventories                          1,720        1,129       3,488         972
        Other current assets                   238          387          97         136
        Accounts payable and accrued
          liabilities                       (2,217)        (421)     (6,218)     (7,517)
        Deferred revenue                      (630)        (945)       (561)       (748)
        Foreign currency equity adjustment     550         (830)        927      (1,488)
                                          --------     --------    --------    --------
                                          $   (844)    $ (1,322)   $ (3,192)   $ (7,131)
                                          ========     ========    ========    ========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction
- ------------
The consolidated financial statements for the second quarter ended October 1, 1994, together with accompanying notes, should be read as an integral part of this review. These financial statements have been prepared by management in accordance with accounting principles generally accepted in Canada, the application of which, in the case of the Company, conforms in all material respects for the periods presented with accounting principles generally accepted in the United States. All amounts are stated in U.S. dollars.


Results of Operations - Second Quarter Ended October 1, 1994
- ------------------------------------------------------------
The following table sets forth items derived from the quarterly consolidated statements of income as a percentage of revenues for the quarter ended October 1, 1994 and for each of the preceding four quarters. The column in the table entitled "Percentage Change Quarter 2, 1995 vs 1994" represents the percentage change, either favourable or (unfavourable), in the dollar amount of such items for the second quarter of fiscal 1995 compared with the second quarter of fiscal 1994.

                                                                                     Percentage
                                       Fiscal 1994                 Fiscal 1995          Change
                            -------------------------------  --------------------    Quarter 2
                            Quarter 2  Quarter 3  Quarter 4  Quarter 1  Quarter 2 1995 vs.1994
                            ---------  ---------  ---------  ---------  --------- ------------
                                          (Thousands of dollars)


Revenues                      $35,018    $30,266    $31,866    $29,718    $30,660       (12.4)%
                              =======    =======    =======    =======    =======      ======

                                           (Percentage of Revenues)
Revenues:
  Product                        70.3%      67.1%      70.4%      69.8%      71.0%      (11.7)%
  Service                        29.7       32.9       29.6       30.2       29.0       (14.2)
                                -----      -----      -----      -----      -----
                                100.0%     100.0%     100.0%     100.0%     100.0%      (12.4)
                                =====      =====      =====      =====      =====

Gross Profit:
  Product                        48.7%      44.4%      38.7%      47.5%      49.0%      (11.1)
  Service                        34.8       30.1       31.6       34.6       35.6       (12.4)
  Combined                       44.6       39.7       36.6       43.6       45.1       (11.4)

Expenses:
  Sales and marketing            31.9       37.3       33.4       29.4       26.1        28.4
  Administration and general      7.0        9.3        9.9        6.5        6.2        21.7
  Research and development        9.6       13.9       11.5        8.1        8.4        23.2
  Restructuring and other costs     -          -       90.0        2.3          -
                               ------     ------     ------     ------     ------
Income (loss) from operations    (3.9)     (20.8)    (108.2)      (2.7)       4.4
Interest expense                 (3.3)      (3.3)      (2.1)      (2.7)      (2.7)
Other income                      0.5        1.7        0.4        0.2        0.3
Income taxes                        -          -       (3.6)         -          -
                               ------     ------     ------     ------     ------
Net income (loss)               (6.7%)    (22.4%)   (113.5%)     (5.2%)      2.0%
                               ======     ======     ======     ======     ======

Revenues
- --------

The following table sets forth revenues by geographic segment for the quarter ended October 1, 1994 and for each of the preceding four quarters. The table also includes the change in revenues, expressed as a percentage, in the second quarter of fiscal 1995 compared to the corresponding period of fiscal 1994.


                                                                                 Percentage
                                Fiscal 1994               Fiscal 1995                Change
                      -------------------------------  --------------------        Quarter 2
                      Quarter 2  Quarter 3  Quarter 4  Quarter 1  Quarter 2     1995 vs.1994
                      ---------  ---------  ---------  ---------  ---------   --------------
                               (Thousands of dollars)


United States          $  9,226   $  7,480   $  8,936   $  8,205   $  8,085        (12.4)%
United Kingdom           10,719      9,061      9,954      8,927     10,186         (5.0)
Canada                    6,338      5,078      6,348      5,736      6,184         (2.4)
Holland/France            3,628      4,024      3,074      4,040      3,358         (7.4)
Other International       5,107      4,623      3,554      2,810      2,847        (44.3)
                       --------   --------   --------   --------   --------
                       $ 35,018   $ 30,266   $ 31,866   $ 29,718   $ 30,660        (12.4)
                       ========   ========   ========   ========   ========


Revenues in the second quarter of fiscal 1995 were $30.6 million, consisting of $21.7 million of product revenue and $8.9 million of service revenue. In the first quarter of fiscal 1995 combined revenues were $29.7 million ($20.7 million of product revenue and $9.0 million of service
revenue).   Revenues  in the second quarter of fiscal 1994 were $35.0
million ($24.6 million of product revenue and $10.4 million of service revenue). The Company anticipates that revenues during the balance of the fiscal year will remain at or near the level achieved during the first half of the current fiscal year.

Product revenue increased $1.0 million in the second quarter of fiscal 1995 compared to the first quarter of fiscal 1995. The impact of the strengthening of the Canadian dollar and certain European currencies against the U.S. dollar, during the second quarter of fiscal 1995, represented 1.8% of the 4.9% increase. Product revenue declined 11.7% in the second quarter of fiscal 1995 compared to the same period a year ago. This decline is due to a decrease in demand for the Company's traditional products which has more than offset the growth in new products introduced during the past year.

In the second quarter of fiscal 1995 service revenue was 14.2% lower than in the second quarter of fiscal 1994. The Company has experienced a decline in service revenue during the last year as a result of lower product revenue during the last two fiscal years.

Revenues in the North American market (United States and Canada) were $14.3 million in the second quarter of fiscal 1995, 2.4% higher than the first quarter of fiscal 1995 and 8.3% lower than the comparable period a year
ago.   The Company's European direct sales markets (United Kingdom, Holland and France) reported revenues of $13.5 million, 4.4% higher than the first quarter of fiscal 1995 and 5.6% lower than the comparable period a year ago. Revenues in the Company's other international markets were $2.8 million in the second quarter of fiscal 1995 unchanged from the first quarter of fiscal 1995 and $2.3 million lower than the $5.1 million reported in the comparable period a year ago.

Gross Profit
- ------------

Gross profit on product revenue (product revenue minus the cost of product sales expressed as a percentage of product revenue) was 49.0% in the second quarter of fiscal 1995 compared with 47.5% in the first quarter of the current fiscal year and 48.7% in the second quarter of fiscal 1994.

The gross profit on service revenue (service revenue minus service expenses expressed as a percentage of service revenue) was 35.6% in the second quarter of fiscal 1995, 34.6% in the first quarter and 34.8% in the second quarter a year ago.

The combined gross profit (combined revenues minus cost of product sales and service expenses) increased $0.9 million in the second quarter of fiscal 1995 compared to the first quarter of fiscal 1995, which approximated the increase in total revenues for the same period.


Operating Expenses
- ------------------

Operating expenses (sales and marketing, administration and general and research and development) were $12.5 million in the second quarter of fiscal 1995, 26.4% below the level of $17.0 million reported in the second quarter a year ago. In the first quarter of fiscal 1995 operating expenses were $13.8 million, which included $0.7 million of restructuring and other costs. The decrease in operating expenses from the figure a year ago resulted from significant restructuring and downsizing actions undertaken in the fourth quarter of fiscal 1994. The elimination of approximately 70 positions in connection with an internal functional realignment which took place at the end of the first quarter of the current fiscal year resulted in a further decline in operating expenses in the second quarter as compared to the first quarter.

Since 1991, the Company has received grants of approximately $4.0 million under the Canadian Federal Government's Microelectronics and Systems Development Program ("MSDP"). This funding is required to be repaid in the form of a royalty if certain conditions are met relating to the commercialization of resulting technology. The Company believes these conditions were substantially met during fiscal 1994 and accordingly this funding will be required to be repaid in the future following completion of the approved programs, which is expected to occur during fiscal 1995 or fiscal 1996. Commencing with the completion of the programs, annual royalties of up to 2% of product revenue will be accrued and will be paid in the following year.


Operating Income
- ----------------

The Company reported income from operations of $1.3 million on revenues of $30.6 million for the second quarter ended October 1, 1994. The loss from operations in the first quarter of fiscal 1995 was $0.8 million on revenues of $29.7 million. For the second quarter of fiscal 1994 the loss from operations was $1.4 million on revenues of $35.0 million.

Interest Expense
- ----------------

Interest expense was $0.8 million in the second quarter of fiscal 1995 compared with $1.2 million in the second quarter of fiscal 1994. The decrease in interest expense occurred as a result of the Company reducing its borrowings under bank loans during fiscal 1994.


Net Income
- ----------

The net income for the second quarter of fiscal 1995 was $0.6 million or $0.02 per share. The net loss for the second quarter a year ago was $2.3 million or $0.15 per share. The net loss for the twenty-six weeks ended October 1,1994 was $1.0 million or $0.03 per share compared to a net loss of $4.3 million or $0.27 per share for the corresponding period in fiscal 1994.


Liquidity and Capital Resources
- -------------------------------

The Company recorded positive cash flow of $0.8 million during the second quarter of fiscal 1995, represented by an increase in cash and short-term deposits of $0.2 million and a reduction in borrowing under bank operating lines of $0.6 million during the quarter. Cash provided by operating activities in the second quarter of fiscal 1995 was $1.4 million compared with negative cash flow from operating activities of $2.7 million in the first quarter of fiscal 1995. Negative cash flow from operating activities in the first half of fiscal 1995 was $1.3 million, which included $3.5 million in payments for restructuring costs which had been accrued in the fourth quarter of fiscal 1994 and the first quarter of fiscal 1995. At October 1, 1994, net bank borrowings of the Company (bank operating lines net of cash and short-term deposits) were $6.8 million compared to $7.5 million at the end of the first quarter on July 2, 1994. At March 31, 1994, such net borrowings were $5.2 million.

At October 1, 1994, the Company's authorized bank operating lines totalled $18.4 million. This included $15.7 million relating to two committed credit facilities with a Canadian chartered bank bearing interest at the bank's prime rate plus 1.375%. The additional authorized amount of $2.7 million related to a demand facility with a bank in the United Kingdom bearing interest at 2.5% above the bank's base rate. These operating lines are secured by certain of the accounts receivable, inventories and other assets of the Company. The amount available for borrowing at any time under these facilities is determined based on margin formulas relating to levels of accounts receivable, inventories and other bank covenants. Under such formulas, $17.3 million was available to the Company at October 1, 1994 and $12.6 million was being utilized. Cash and short-term deposits held as of that date represented a further $5.8 million in cash resources available to the Company. Cash and unused credit facilities totalled $10.5 million at October 1, 1994, compared to $7.8 million at July 2, 1994 and $10.2 million at March 31, 1994.

In July 1994, the maturity date of the two credit facilities with the Canadian chartered bank was extended, on an interim basis, from July 31, 1994 to November 30, 1994. During November 1994, the two facilities were renewed until the next annual review date of July 31, 1995. Upon maturity of these facilities on July 31, 1995, the outstanding borrowings convert to demand facilities unless a renewal of the committed operating facilities is agreed between the Company and the bank. Financial covenants contained in the loan agreements, based upon such items as the amount of tangible net worth, the debt to tangible net worth ratio and the current ratio, have been revised based on the Company's balance sheet at October 1, 1994.
The Company is currently in full compliance under all of its bank loan agreements. At March 31, 1994 and July 2, 1994, the Company had been in default of certain financial covenants contained in its previous loan agreements but obtained waivers at the time in respect of such defaults.

The Company believes that its current financial base, together with available credit facilities, provides sufficient financial resources to meet its short-term operating requirements. The Company anticipates that its long-term cash requirements will be satisfied through future operating cash flows and the refinancing or conversion of term debt, the majority of which relates to convertible subordinated debentures due in 2002.

The Company's current ratio was 1.4:1 at October 1, 1994 compared to 1.3:1 at March 31, 1994. Inventories at October 1, 1994 were $ 17.4 million versus $20.9 million at March 31, 1994. Lower manufacturing costs, as a result of the restructuring actions taken in the fourth quarter of fiscal 1994, contributed to the decrease in inventory levels. Accounts payable and accrued liabilities decreased approximately $6.0 million since March 31, 1994 as a result of the payment of restructuring costs accrued in the fourth quarter of fiscal 1994, and lower levels of trade accounts payable.


II - OTHER INFORMATION
- ----------------------

Item 4 - Submission of Matters to a Vote of Security Holders
- ---------------------------------------------------------------
At the Annual Meeting of Shareholders held August 11, 1994, resolutions were adopted for (a) the election of directors as follows:

       Name                      For                   Withheld

Desmond Cunningham            11,566,091               2,607,258
Alex Curran                   11,543,232               2,630,117
Charles Gardner               14,102,234                  71,115
Donald Gleklen                14,130,490                  42,859
Robert Keith                  14,131,855                  41,494
A. Graham Sadler              14,128,759                  44,590
Thomas A. Vassiliades         14,128,759                  44,590

and (b) the appointment of KPMG Peat Marwick Thorne as auditors (14,065,639 for; 88,098 against; 20,510 withhold).


Item 6(b) - Report on Form 8-K
- ------------------------------
There were no reports on Form 8-K filed for the quarter ended October 1, 1994.

SIGNATURES
- ----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 GANDALF TECHNOLOGIES INC.

November 9, 1994                  BY:  s/THOMAS A. VASSILIADES
- -------------------------         ----------------------------
Date                              Thomas A. Vassiliades
                                  President
                                  (Chief Executive Officer)

November 9, 1994                  BY:  s/WALTER R. MACDONALD
- --------------------------        ---------------------------
Date                              Walter R. MacDonald
                                  Vice President, Finance
                                  (Chief Financial Officer)