Form 10-Q
period 1994-12-31
GANDALF TECHNOLOGIES INC
filed 1995-02-10
CIK 355876

Gandalf Technologies Inc.
130 Colonnade Road South
Nepean, Ontario
K2E 7M4

February 10, 1995


Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.
USA   20549

Dear Sir/Madam:

Re:  Gandalf Technologies Inc. - Quarterly Report of Form 10-Q
     Commission File No. 0-12643

Transmitted herewith in electronic format for filing with the Securities and Exchange Commission is the Quarterly Report on
Form 10-Q for Gandalf Technologies Inc. for the quarter ended
December 31, 1994.

If you have any comments or questions with respect to the foregoing, please contact the undersigned at (613) 723-6500.
Please acknowledge receipt of this letter and validation of documents by means of Compuserve to:

               User Id#  72741,124
                   CIK:  0000355876

Yours truly,


s/Diana Cianciusi
Corporate Secretary
 & Legal Counsel

                SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                             FORM 10-Q

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended December 31, 1994
Commission file number 0-12643

                    GANDALF TECHNOLOGIES INC.
- --------------------------------------------------------------
(Exact name of registrant as specified in its charter)

   ONTARIO, CANADA                           NOT APPLICABLE
- -----------------------           ----------------------------
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)           Identification No.)


130 COLONNADE ROAD SOUTH, NEPEAN, ONTARIO            K2E 7M4
- -----------------------------------------     ---------------
(Address of principal executive offices)        (Postal Code)


Registrant's telephone number, including area code
(613) 723-6500
- --------------



                       NOT APPLICABLE
- -----------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.


*Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                         Yes   X    No
                             -----     -----

The number of shares outstanding as at January 31, 1995 was 28,172,310.

GANDALF TECHNOLOGIES INC.

INDEX


                                                    Page No.
                                                     -------

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


GANDALF TECHNOLOGIES INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)
(Thousands of U.S. dollars)
                                                              Dec 31     Mar 31
                                                                1994       1994
                                                            --------   --------
ASSETS
Current assets:
  Cash and short-term deposits                              $ 10,063   $  5,273
  Accounts receivable                                         27,133     30,182
  Inventories (note 1)                                        15,778     20,877
  Other                                                        1,813      4,022
                                                            --------   --------
       Total current assets                                   54,787     60,354
Fixed assets (note 2)                                         18,415     20,214
Goodwill, net of amortization of $ 2,891
  (March 31, 1994: $2,734)                                     3,523      3,680
Other assets                                                   4,259      4,938
                                                            --------   --------
       Total assets                                         $ 80,984   $ 89,186
                                                            ========   ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Bank operating lines (note 3)                             $ 10,372   $ 10,512
  Accounts payable and accrued liabilities (note 4)           20,052     27,854
  Deferred revenue                                             5,770      7,424
  Current portion of long-term debt                              258        586
                                                            --------   --------
       Total current liabilities                              36,452     46,376
Long-term debt                                                 1,785      2,020
8.5% convertible debentures, due 2002                         21,387     21,681

Shareholders' equity:
  Capital stock:
    Common shares, 28,147,310 issued and
    outstanding (March 31, 1994: 28,072,333)                  79,868     79,811
  Retained earnings (deficit)                                (52,573)   (53,770)
  Cumulative translation adjustment                           (5,935)    (6,932)
                                                            --------   --------
       Total shareholders' equity                             21,360     19,109
                                                            --------   --------
Total liabilities and shareholders' equity                  $ 80,984   $ 89,186
                                                            ========   ========

(See accompanying notes to consolidated financial statements)



GANDALF TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
(Unaudited)
(Thousands of U.S. dollars except per share amounts)

                                              13 Weeks Ended           39 Weeks Ended
                                                December 31              December 31
                                          ---------------------    --------------------
                                              1994         1993        1994        1993
                                          --------     --------    --------    --------
INCOME
Revenues:
  Product revenue                         $ 20,363     $ 20,301    $ 62,862    $ 68,386
  Service revenue                            9,388        9,965      27,267      31,071
                                          --------     --------    --------    --------
                                            29,751       30,266      90,129      99,457
Operating expenses:
  Cost of product sales                     10,661       11,295      32,651      35,754
  Service expenses                           5,754        6,963      17,364      20,569
  Sales and marketing                        7,854       11,274      24,598      33,027
  Administration and general                 1,957        2,825       5,793       7,938
  Research and development                   2,658        4,204       7,652      10,646
  Restructuring costs (note 5)                   -            -         685           -
                                          --------     --------    --------    --------
Income (loss) from operations                  867       (6,295)      1,386      (8,477)
Gain on sale of portfolio investment         2,024            -       2,024           -
Interest expense                              (795)      (1,010)     (2,416)     (3,468)
Other income                                    58          517         203         863
                                          --------     --------    --------    --------
Net income (loss)                         $  2,154     $ (6,788)   $  1,197    $(11,082)
                                          ========     ========    ========    ========

EARNINGS PER SHARE (note 6)
Net income (loss):
  Basic                                   $   0.08     $  (0.29)   $   0.04    $  (0.60)
                                          ========     ========    ========    ========
  Fully diluted                           $   0.06
                                          ========

Weighted average number of
shares outstanding (thousands):
  Basic                                     28,145       23,517      28,101      18,460
                                          ========     ========    ========    ========
  Fully diluted                             43,320
                                          ========

RETAINED EARNINGS
Balance at beginning of period            $(54,727)    $(10,826)   $(53,770)   $ (6,532)
Net income (loss)                            2,154       (6,788)      1,197     (11,082)
                                          --------     --------    --------    --------

Balance at end of period                  $(52,573)    $(17,614)   $(52,573)   $(17,614)
                                          ========     ========    ========    ========

(See accompanying notes to consolidated financial statements)



GANDALF TECHNOLOGIES INC.
CONSOLIDATED STATEMENT OF CHANGES IN FINANCIAL POSITION
(Unaudited)
(Thousands of U.S. dollars)
                                              13 Weeks Ended          39 Weeks Ended
                                                December 31             December 31
                                          ---------------------    --------------------
                                              1994         1993        1994        1993
                                          --------     --------    --------    --------
Operating activities:
  Cash provided by (applied to)
    operations (note 7)                   $  1,587     $ (4,157)   $  3,462    $ (3,179)
  Decrease (increase) in operating
    working capital (note 8)                 2,507         (907)       (685)     (8,038)
                                          --------     --------    --------    --------
Cash provided by (applied to)
  operating activities                       4,094       (5,064)      2,777     (11,217)
                                          --------     --------    --------    --------
Financing activities:
  Decrease in bank operating lines          (2,232)      (9,837)       (140)     (7,068)
  Issue of capital stock                         4       34,157          57      34,157
  Repayment of term debt                         -      (19,543)          -     (20,382)
  Other                                        (72)        (385)       (432)       (197)
                                          --------     --------    --------    --------
Cash provided by (applied to)
 financing activities                       (2,300)       4,392        (515)      6,510
                                          --------     --------    --------    --------

Investing activities:
  Proceeds on disposal of assets             2,690            -       4,062       2,246
  Purchase of fixed assets                    (425)      (1,370)     (1,710)     (3,110)
  Deferred software development costs          (10)        (427)       (140)     (1,923)
  Other                                        178          (24)        215        (159)
                                          --------     --------    --------    --------
Cash provided by (applied to)
  investing activities                       2,433       (1,821)      2,427      (2,946)
                                          --------     --------    --------    --------

Increase (decrease) in cash in
  the period                                 4,227       (2,493)      4,689      (7,653)

Effect of currency translation
  adjustments on cash flows                     (9)          20         101        (325)

Cash and short-term deposits,
   beginning of period                       5,845        4,232       5,273       9,737
                                          --------     --------    --------    --------
Cash and short-term deposits,
    end of period                         $ 10,063     $  1,759    $ 10,063    $  1,759
                                          ========     ========    ========    ========

(See accompanying notes to consolidated financial statements)



GANDALF TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(All amounts are stated in thousands of U.S. dollars.)



1.  INVENTORIES
                                                              Dec 31     Mar 31
                                                                1994       1994
                                                            --------   --------

    Raw materials                                           $  3,854   $  5,587
    Work-in-process                                            3,817      4,007
    Finished goods                                             8,107     11,283
                                                            --------   --------
                                                            $ 15,778   $ 20,877
                                                            ========   ========

2.  FIXED ASSETS
                                                              Dec 31     Mar 31
                                                                1994       1994
                                                            --------   --------

    Cost:
      Land                                                  $    224   $    213
      Buildings                                                4,631      4,535
      Equipment                                               54,678     53,340
      Leasehold improvements                                   1,853      1,779
                                                            --------   --------
                                                              61,386     59,867
    Accumulated depreciation                                  42,971     39,653
                                                            --------   --------
    Net book value                                          $ 18,415   $ 20,214
                                                            ========   ========


3.  BANK OPERATING LINES

The Company's authorized bank operating lines at December 31, 1994 totalled $18.7 million. At that time, there was sufficient margin available to borrow $14.8 million and $10.4 million was being utilized. Cash and short-term deposits held as of that date represented a further $10.1 million of available cash resources, and cash and unused credit lines totalled $14.5 million. The authorized lines include two committed credit facilities with a Canadian chartered bank and a demand facility with a bank in the United Kingdom. They are secured by certain of the accounts receivable, inventories and other assets of the Company and bear interest at rates ranging from 1.0% to 2.5% above the respective banks' prime or base rates.




4.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

                                                              Dec 31      Mar 31
                                                                1994        1994
                                                            --------    --------

    Trade accounts payable                                  $  6,398    $  9,784
    Payroll, commissions and related taxes                     3,249       3,594
    Other payables                                             8,741      13,012
    Income and other taxes payable                             1,664       1,464
                                                            --------    --------
                                                            $ 20,052    $ 27,854
                                                            ========    ========


5.  RESTRUCTURING COSTS

Restructuring costs of $0.7 million during fiscal 1995 represent severance costs associated with the elimination of approximately 70 positions at the end of the first quarter in connection with an internal functional realignment which was implemented in early July 1994.


6. EARNINGS PER SHARE

Basic earnings per share is calculated using the monthly weighted average number of common shares outstanding for the period.

Fully diluted earnings per share is calculated assuming convertible debentures had been converted at the beginning of the fiscal period, and all outstanding options had been exercised on the date which is the later of the beginning of the fiscal period or the dates the options were granted. For the thirty-nine weeks ended December 31, 1994 and for the comparative periods potential conversions are anti-dilutive.

7.  CASH PROVIDED BY (APPLIED TO)OPERATIONS

    Cash provided by (applied to) operations is computed as follows:



                                              13 Weeks Ended          39 Weeks Ended
                                                December 31             December 31
                                          --------------------     --------------------
                                              1994         1993        1994        1993
                                          --------     --------    --------    --------

Income (loss) from operations             $    867     $ (6,295)   $  1,386    $ (8,477)
        Depreciation and amortization        1,428        2,511       4,165       7,541
        Gain on disposal of assets               -            -        (206)       (542)
        Income taxes                           (25)        (125)        200         438
        Interest paid                         (741)        (765)     (2,286)     (3,002)
        Other income                            58          517         203         863
                                          --------     --------    --------    --------
                                          $  1,587     $ (4,157)   $  3,462    $ (3,179)
                                          ========     ========    ========    ========


8.  DECREASE (INCREASE) IN OPERATING WORKING CAPITAL

    The decrease (increase) in operating working capital is computed as follows:


                                              13 Weeks Ended          39 Weeks Ended
                                                December 31             December 31
                                          ---------------------     -------------------
                                              1994         1993        1994        1993
                                          --------     --------    --------    --------

        Accounts receivable               $  3,974     $  2,825    $  3,049    $  4,339
        Inventories                          1,611         (783)      5,099         189
        Other current assets                   436           92         533         228
        Accounts payable and accrued
          liabilities                       (1,784)      (1,727)     (8,002)     (9,244)
        Deferred revenue                    (1,093)        (635)     (1,654)     (1,383)
        Foreign currency equity adjustment    (637)        (679)        290      (2,167)
                                          --------     --------    --------    --------
                                          $  2,507     $   (907)   $   (685)   $ (8,038)
                                          ========     ========    ========    ========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction
- ------------
The consolidated financial statements for the third quarter ended December 31, 1994, together with accompanying notes, should be read as an integral part of this review. These financial statements have been prepared by management in accordance with accounting principles generally accepted in Canada, the application of which, in the case of the Company, conforms in all material respects for the periods presented with accounting principles generally accepted in the United States. All amounts are stated in U.S. dollars.


Results of Operations - Third Quarter Ended December 31, 1994
- -------------------------------------------------------------
The following table sets forth items derived from the quarterly consolidated statements of income as a percentage of revenues for the quarter ended December 31, 1994 and for each of the preceding four quarters. The column in the table entitled "Percentage Change Quarter 3, 1995 vs 1994" represents the percentage change, either favourable or (unfavourable), in the dollar amount of such items for the third quarter of fiscal 1995 compared with the third quarter of fiscal 1994.



                                                                                     Percentage
                                 Fiscal 1994               Fiscal 1995                  Change
                            --------------------  -------------------------------    Quarter 3
                            Quarter 3  Quarter 4  Quarter 1  Quarter 2  Quarter 3 1995 vs.1994
                            ---------  ---------  ---------  ---------  --------- ------------
                                             (Thousands of dollars)

Revenues                      $30,266    $31,866    $29,718    $30,660    $29,751        (1.7)%
                              =======    =======    =======    =======    =======        =====

                                             (Percentage of Revenues)
Revenues:
  Product                        67.1%      70.4%      69.8%      71.0%      68.4%        0.3%
  Service                        32.9       29.6       30.2       29.0       31.6        (5.8)
                                -----      -----      -----      -----      -----
                                100.0%     100.0%     100.0%     100.0%     100.0%       (1.7)
                                =====      =====      =====      =====      =====

Gross Margin:
  Product                        44.4%      38.7%      47.5%      49.0%      47.7%        7.7
  Service                        30.1       31.6       34.6       35.6       38.7        21.1
  Combined                       39.7       36.6       43.6       45.1       44.8        11.1

Expenses:
  Sales and marketing            37.3       33.4       29.4       26.1       26.4        30.3
  Administration and general      9.3        9.9        6.5        6.2        6.6        30.7
  Research and development       13.9       11.5        8.1        8.4        8.9        36.8
  Restructuring and other costs     -       90.0        2.3          -          -
                               ------     ------     ------     ------     ------
Income (loss) from operations   (20.8)    (108.2)      (2.7)       4.4        2.9
Gain on sale of portfolio
  investment                        -          -          -          -        6.8
Interest expense                 (3.3)      (2.1)      (2.7)      (2.7)      (2.7)
Other income                      1.7        0.4        0.2        0.3        0.2
Income taxes                        -       (3.6)         -          -          -
                               ------     ------     ------     ------     ------
Net income (loss)              (22.4%)   (113.5%)     (5.2%)      2.0%        7.2%
                               ======     ======     ======     ======     ======

Revenues
- --------

The following table sets forth revenues by geographic segment for the quarter ended December 31, 1994 and for each of the preceding four quarters. The table also includes the change in revenues, expressed as a percentage, in the third quarter of fiscal 1995 compared to the corresponding period of fiscal 1994.




                                                                                 Percentage
                           Fiscal 1994              Fiscal 1995                      Change
                      --------------------  -------------------------------        Quarter 3
                      Quarter 3  Quarter 4  Quarter 1  Quarter 2  Quarter 3     1995 vs.1994
                      ---------  ---------  ---------  ---------  ---------   --------------
                                        (Thousands of dollars)

United States          $  7,480   $  8,936   $  8,205   $  8,085   $  8,309         11.1%
United Kingdom            9,061      9,954      8,927     10,186      8,648         (4.6)
Canada                    5,078      6,348      5,736      6,184      5,434          7.0
Holland/France            4,024      3,074      4,040      3,358      4,379          8.8
Other International       4,623      3,554      2,810      2,847      2,981        (35.5)
                       --------   --------   --------   --------   --------
                       $ 30,266   $ 31,866   $ 29,718   $ 30,660   $ 29,751         (1.7)
                       ========   ========   ========   ========   ========


Revenues in the third quarter ended December 31, 1994 were $29.8 million consisting of $20.4 million of product revenue and $9.4 million of service revenue. In the second quarter of fiscal 1995 product revenue was $21.7 million and service revenue was $8.9 million for total revenues of $30.7 million. Revenues in the third quarter of fiscal 1994 were $30.3 million ($20.3 million of product revenue and $10.0 million of service revenue).

Product revenue in the third quarter of fiscal 1995 was virtually unchanged from the level achieved in the third quarter of the previous fiscal year. Service revenue in the third quarter of fiscal 1995 was $9.4 million, 5.8% below the level in the third quarter of fiscal 1994. The Company has, in general, experienced a decline in service revenue during the last year as a result of declining product revenue in recent fiscal years.

Revenues in the North American market (United States and Canada) were $13.7 million during the third quarter of fiscal 1995, 9.4% higher than the comparable period a year ago and 3.7% lower than the second quarter of fiscal 1995. The Company's European direct sales markets (United Kingdom, Holland and France) reported revenues of $13.0 million, unchanged from the third quarter a year ago and 3.8% lower than the second quarter of fiscal 1995. Revenues in the Company's other international markets were $3.0 million, $1.6 million lower than the revenues reported in the comparable period a year ago and 4.7% higher than the second quarter of fiscal 1995.

Gross Profit
- ------------

The combined gross profit (total revenues minus cost of product sales and service expenses) was $13.3 million in the third quarter of fiscal 1995, an increase of $1.3 million or 11.1% over the third quarter of fiscal 1994, on approximately
the same revenue level.   Restructuring actions taken in the
fourth quarter of fiscal 1994 reduced manufacturing overhead costs and service costs which has resulted in a higher level of combined gross profit.

The gross margin on product revenue (product revenue minus cost of product sales expressed as a percentage of product revenue) was 47.7% in the third quarter of fiscal 1995 compared to 44.4% in the third quarter a year ago and 49.0% in the second quarter of fiscal 1995.

The gross margin on service revenue (service revenue minus service expenses expressed as a percentage of service revenue) was 38.7% in the third quarter of fiscal 1995, 30.1% in the third quarter of fiscal 1994 and 35.6% in the second quarter of fiscal 1995.


Operating Expenses
- ------------------

Operating expenses (sales and marketing, administration and general, and research and development) were $12.5 million in the third quarter of fiscal 1995, unchanged from the second quarter and 31.9% below the $18.3 million reported in the third quarter of fiscal 1994. Reductions in operating expenses from the level a year ago are primarily related to the significant restructuring and downsizing actions undertaken in the fourth quarter of fiscal 1994. The elimination of approximately 70 positions in connection with a functional realignment which took place at the end of the first quarter of the current fiscal year has also reduced operating expenses.

Since 1991, the Company has received grants of approximately $4.0 million under the Canadian Federal Government's Microelectronics and Systems Development Program ("MSDP"). This funding is required to be repaid in the form of a royalty if certain conditions are met relating to the commercialization of resulting technology. The Company believes these conditions have substantially been met and accordingly this funding will be required to be repaid in the future following completion of the approved programs, which is expected to occur during the fourth quarter of fiscal 1995 or during fiscal 1996. Commencing with the completion of the programs, annual royalties of up to 2% of product revenue will be accrued and will be paid in the following year.


Operating Income
- ----------------

Income from operations in the third quarter of fiscal 1995 was $0.9 million on revenues of $29.8 million. This represented an improvement of $7.2 million over the $6.3 million loss from operations reported for the third quarter of fiscal 1994 on revenues of $30.3 million. For the three quarters ended December 31, 1994, income from operations was $1.4 million compared to a loss from operations of $8.5 million during the same period a year ago.

Interest Expense
- ----------------

Interest expense was $0.8 million in the third quarter of fiscal 1995 compared with $1.0 million for the third quarter of fiscal 1994. The decrease in interest expense occurred as a result of the Company reducing its borrowings under bank loans during fiscal 1994.


Net Income
- ----------

The net income for the third quarter of fiscal 1995 was $2.2 million or $0.08 per share. This included a gain of $2.0 million from the sale of a portfolio investment. The net loss for the third quarter a year ago was $6.8 million or $0.29 per share. The net income for the thirty-nine weeks ended December 31, 1994 was $1.2 million or $0.04 per share compared to a net loss of $11.1 million or $0.60 per share for the corresponding period in fiscal 1994.


Liquidity and Capital Resources
- -------------------------------

The Company recorded positive cash flow of $6.4 million during the third quarter of fiscal 1995, represented by an increase in cash and short-term deposits of $4.2 million and a decrease in borrowing under bank operating lines of $2.2 million. The quarterly cash flow included proceeds of $2.6 million from the sale of a portfolio investment. For the thirty-nine weeks ended December 31, 1994, the Company recorded positive cash flow of $4.9 million (comprised of an increase in cash and short-term deposits of $4.8 million and a reduction in borrowing under bank operating lines of $0.1 million).

At December 31, 1994 net bank borrowings (bank operating lines net of cash and short-term deposits) of $0.3 million, were $0.9 million lower than the $1.2 million of net bank borrowings reported at the end of the third quarter twelve months ago. During the first six months of this twelve month period (represented by the fourth quarter of fiscal 1994 and the first quarter of fiscal 1995), the Company reported negative cash flow (defined as the net change in cash and short-term deposits and borrowing under bank operating lines) of $6.3 million. During the most recent six month period (represented by the second and third quarters of fiscal 1995) the Company has reported positive cash flow of $7.2 million.

Cash provided by operating activities in the third quarter of fiscal 1995 was $4.1 million compared with negative cash flow from operating activities of $5.1 million in the third quarter a year ago. During the first three quarters of fiscal 1995 the Company has recorded positive cash flow from operating activities of $ 2.8 million versus negative cash flow from operating activities of $11.2 million during the same period a year ago.

At December 31, 1994 the Company's authorized bank operating lines totalled $18.7 million. This included $15.2 million relating to two committed credit facilities with a Canadian chartered bank bearing interest at the bank's prime rate plus 1.0%. During November 1994 these committed facilities were renewed until the next annual review date of July 31, 1995. Upon maturity of these facilities on July 31, 1995, the outstanding borrowings convert to demand facilities unless a renewal of the committed operating facilities is agreed between the Company and the bank. The additional authorized amount of $3.5 million related to a demand facility with a bank in the United Kingdom. During the third quarter of fiscal 1995, this facility was renewed until September 1995. Under the new agreement the authorized amount of the facility was increased by $0.8 million to $3.5 million and the interest rate was reduced by up to 0.5%. The interest rate varies depending on borrowing levels and ranges from 2.0% to 2.5% above the bank's base rate.

The operating lines are secured by certain of the accounts receivable, inventories and other assets of the Company. The amount available for borrowing at any time under the facilities is determined based on margin formulas relating to levels of accounts receivable, inventories and other bank covenants. Under such formulas, $14.8 million was available to the Company at December 31, 1994 and $10.4 million was being utilized. Cash and short-term deposits held as of that date represented a further $10.1 million of cash resources available to the Company. Cash and unused credit facilities totalled $14.5 million at December 31, 1994, compared to $10.5 million at October 1, 1994 and $10.2 million at March 31, 1994.

Financial covenants contained in the bank loan agreements measure among other items, the tangible net worth of the Company, the current ratio and the debt to tangible net worth ratio. The Company is currently in full compliance under all of its bank loan agreements. At March 31, 1994 and July 2, 1994, the Company had been in default of certain financial covenants contained in its previous loan agreements but obtained waivers at the time in respect of such defaults.

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

The Company's current ratio was 1.5:1 at December 31, 1994 compared to 1.3:1 at March 31, 1994. Accounts receivable and inventories at December 31, 1994 were $42.9 million (accounts receivable - $27.1 million; inventories - $15.8 million) versus $51.1 million at March 31, 1994 (accounts receivable - $30.2 million; inventories - $20.9 million). Lower manufacturing costs as a result of the restructuring actions taken in the fourth quarter of fiscal 1994, contributed to the decrease in inventory levels. Accounts payable and accrued liabilities have decreased $7.8 million since March 31, 1994 as a result of the payment of restructuring costs accrued in the fourth quarter of fiscal 1994 and lower levels of trade accounts payable.

II - OTHER INFORMATION
- ----------------------

Item 6(b) - Reports on Form 8-K
- ------------------------------
There were no reports on Form 8-K filed for the quarter ended
December 31, 1994.



SIGNATURES
- ----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 GANDALF TECHNOLOGIES INC.

February 8, 1995                  BY:  s/THOMAS A. VASSILIADES
- -------------------------         ----------------------------
Date                              Thomas A. Vassiliades
                                  President
                                  (Chief Executive Officer)

February 8, 1995                  BY:  s/WALTER R. MACDONALD
- --------------------------        ---------------------------
Date                              Walter R. MacDonald
                                  Vice President, Finance
                                  (Chief Financial Officer)