Form 10-K
period 1995-03-03
GANDALF TECHNOLOGIES INC
filed 1995-06-29
CIK 355876

                   SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549
                      -----------------------
                            FORM 10-K
(Mark One)
   X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
- -----  SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

       For the fiscal year ended           March 31, 1995
                                     --------------------
                                OR
       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
- -----  THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

       For the transition period from            to
                                      ---------    ---------

       Commission file number:                0-12643
                                        -----------------
             GANDALF TECHNOLOGIES INC.
 (Exact name of registrant as specified in its charter)

ONTARIO, CANADA                           NOT APPLICABLE
(State or other jurisdiction             (I.R.S. Employer
of incorporation or organization)         Identification No.)

130 COLONNADE ROAD SOUTH, NEPEAN, ONTARIO, CANADA     K2E 7M4
(Address of principal executive offices)         (Postal Code)

Registrant's telephone number, including area code:
(613)  723-6500
- ----------------------
Securities registered pursuant to Section 12(b) of the Act: None

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

                                    Yes  X   No
                                        ---     ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

                    [Cover page 1 of 2 pages]

The aggregate market value of the common shares held by non-affiliates of the registrant, based upon the closing sales price of the common shares as reported on The Nasdaq Stock Market (National Market System) on June 1, 1995 was approximately $202,073,190. This amount excludes 4,648,227 common shares held by all executive officers, directors, and shareholders holding over five percent of the outstanding common shares on that date, as such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of June 1, 1995, 38,681,607 common shares, without nominal or par value, were issued and outstanding.

All dollar amounts in the Annual Report on Form 10-K are in United States dollars, except where indicated. C$ refers to Canadian dollars.



DOCUMENTS INCORPORATED BY REFERENCE

PART I     None

PART II

  Item 5   Market for Registrant's Common Stock and Related
           Security Holder Matters.  Page 31 of the Annual
           Report to Shareholders for the fiscal year ended
           March 31, 1995 (Exhibit 13).

  Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations. Pages 26 to 30 of the Annual Report to Shareholders for the fiscal year ended March 31, 1995 (Exhibit 13).

  Item 8   Financial Statements and Supplementary Data.
           Pages 12 to 25 of the Annual Report to Shareholders for the fiscal year ended March 31, 1995 (Exhibit 13).

PART III   None



                       [Cover page 2 of 2 pages]

                         TABLE OF CONTENTS

                                                         Page

PART I

  Item 1.    Description of Business                        4
               Industry Background                          4
               The Company and Corporate Structure          4
               Products and Strategy                        4
               Sales and Marketing                          6
               Field Service and Customer Support           6
               Research and Development                     6
               Manufacturing                                7
               Customers                                    7
               Competition                                  7
               Backlog                                      8
               Proprietary Rights                           8
               Employees                                    8
               Environmental Affairs                        8
  Item 2.    Properties                                     9
  Item 3.    Legal Proceedings                              9
  Item 4.    Submission of Matters to a Vote
             of Security Holders                           10

PART II

  Item 5.    Market for Registrant's Common Stock
             and Related Security Holder Matters           10
  Item 6.    Selected Financial Data                       10
  Item 7     Management's Discussion and Analysis
             of Financial Condition and Results of
             Operations                                    11
  Item 8.    Financial Statements and Supplementary
             Data                                          11
  Item 9.    Disagreements on Accounting and
             Financial Disclosure                          11

PART III

  Item 10.   Directors and Executive Officers              11
  Item 11.   Executive Compensation                        13
  Item 12.   Security Ownership of Certain
             Beneficial Owners and Management              18
  Item 13.   Certain Relationships and Related
             Transactions                                  19

PART IV

  Item 14.   Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K                       19
  Signatures                                               22

PART 1

ITEM 1.     DESCRIPTION OF BUSINESS

Industry Background
- -------------------

Current economic, technical and social changes have influenced the way to obtain access to information. New client/server applications, government environmental regulations, an increasingly competitive business climate and a changing social environment have resulted in a growing number of teleworkers, business travelers and remote office users.

Corporations are faced with many new challenges as their networks grow, among them the need for increased performance, greater flexibility and cost-effective network management. New applications, emerging multimedia technologies and a growing number of users impose great bandwidth demands.

This combination of events is placing increasing demands on the enterprise network of the '90s -- from the need to provide location independent access for a growing number of users to the need for higher transmission speeds and capabilities to support the new generation of client/server, image processing and multimedia applications.


The Company and Corporate Structure
- -----------------------------------

Gandalf Technologies Inc. was incorporated on April 29, 1971 as Gandalf Data Communications Limited, by articles of incorporation under the laws of the Province of Ontario, Canada. The terms "Gandalf" and the "Company" herein refer to Gandalf Technologies Inc. and its subsidiaries. The registered office of the Company is 130 Colonnade Road South, Nepean, Ontario, Canada K2E 7M4, telephone (613) 723-6500. On August 2, 1991 the Company acquired Infotron Systems Corporation
("Infotron"), an American company incorporated in 1968 and merged its two U.S. subsidiaries under the name Gandalf
Systems Corporation. In addition, the Company has subsidiaries in the United Kingdom, the Netherlands, France and an International subsidiary whose head office is located in the United Kingdom. For information regarding Gandalf's foreign and domestic operations, see note 17 to the Company's financial statements incorporated by reference herein.


Products and Strategy
- ---------------------

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

The Company's vision is to provide people with access to information through technology. More specifically, the Company's vision is to provide the most effective, efficient, user friendly, advanced products and services that provide its customers with needed and secure access to their information, while preserving and enhancing their investment, using the best technology. The Company's products feature modular designs which provide a high degree of flexibility in terms of features, performance and price, but which are tightly coupled within the Company's customer value architecture to ensure seamless integration and security.
The Company has core competencies in ISDN, frame relay, compression, switching, bandwidth on demand and cell relay.

In order to meet the need to grow and increase the traffic handling capacity of networks, the Company has developed a product architecture and strategy that protects and enhances a customer's investment in network infrastructure equipment while enabling the network to grow and evolve, leveraging public wide area networks and utilizing new high speed LAN switching and ATM technologies.

The Company's product strategy spans four lines of business. These are access products, backbone products, concentration products and services, encompassing remote, on-demand internetworking access, LAN and WAN access, concentration and switching, private networking and network management software, all supported and complemented by the Company's service offerings.

Access Products
The increase in LAN traffic, coupled with the rapidly increasing variety of telephone carrier service offerings, means that in addition to optimizing their private networks, customers are also managing a selection of telephone carrier service offerings chosen for their cost effectiveness. The user selects the services which provide the functionality needed, at the lowest cost. The Company's access devices are designed to connect remote LAN devices to corporate or public information sources over a variety of switched digital, bandwidth-on-demand carrier facilities.

The Company's family of XpressConnect TM internetworking access devices sit at the edge of the network, providing teleworkers in a regional office, on the road or in their home, access to information, giving them the same look and feel as those users directly connected to the local LAN. XpressConnect products operate over a number of different carrier services such as ISDN, switched 56K, and frame relay and can support future functionality through software upgrades that can be downline loaded and managed from a centralized location.

Backbone Products
The Company's backbone products transport and switch at high rates, information collected by one or more concentrators on a campus or over a wide area between major sites, forming the main integrated communications path of a company.

Xpressway Virtual LAN Switch (VLS TM) resolves bandwidth congestion and traffic bottlenecks due to the growth of bandwidth intensive PC applications, without requiring additional investment in infrastructure.

The Company's WAN 2000 family of backbone products are designed to concentrate and integrate multimedia traffic (including voice, fax, low-speed and high-speed data, LAN and video) over leased facilities such as T1. The product incorporates fast-packet technologies such as cell and frame relay and combines voice with low speed data and high speed LAN traffic on a single platform that delivers data and voice compression and dynamic bandwidth utilization.


Concentration Products
The Company's concentration products collect, concentrate and switch information from remote sites over a variety of carrier facilities (ISDN basic and primary rate, switched
56K, leased lines) and feed the information to a campus or building backbone of an enterprise network.

Xpressway TM is a chassis-based concentration and internetworking system that is designed to address the high end of the remote access market where high port density, fault tolerance and robustness are mandatory characteristics. Xpressway provides the network manager with centralized network monitoring, management control, including eight levels of security and the ability to downline load software to the XpressConnect family of products.

XpressStack TM is a new family of stackable, concentration and switching devices that deliver much of the performance of the Xpressway but on platforms which are more granular in terms of network size and functionality and which, as a result, are more easily installed and maintained.
XpressStack is designed to provide performance and ease of use for medium density applications.


Services
The Company provides expertise in the design, implementation and management of customer networks. The Company provides value added services, customized to meet specific customer needs, which are designed to increase productivity, reduce costs or add value through the design and implementation of well managed networks. The Company provides an end-to-end network management system with Gandalf Passport TM, which combines the management of both local and wide area networks on a common, standards based platform.


Sales and Marketing
- -------------------

Gandalf supplies its customers in more than 75 countries with telecommunication networking products and services that provide the infrastructure necessary to enable people to communicate and easily access information regardless of the geography and technology separating the people and the desired information. Gandalf markets its products and services through both direct and indirect channels through wholly-owned subsidiaries in the United States, Canada, United Kingdom, the Netherlands and France. The Company's International subsidiary sells through local distributors worldwide.


Field Service and Customer Support
- ----------------------------------

The Company provides, through its field service staff, both technical support relating to the successful installation and interconnection of the Company's products with those of other manufacturers, and ongoing field service and maintenance support. The Company's field service and technical support staff consists of over 180 employees in the United Sates, Canada, the United Kingdom and continental Europe.

The Company believes that providing network services and support to its installed base of customers is fundamental to growth. The Company, through its extensive field service organization, sells support services under contract to many of its customers. The Company believes that the customer support contracts generated through its field service organization provide the opportunity for sales of additional Gandalf products and enhance referrals for the sale of products to new customers.

Research and Development
- ------------------------

The Company believes that success in the rapidly changing communications element of the information industry is dependent upon the ability to anticipate and respond to customer needs and to develop reliable, cost-effective products with expanded capabilities and performance. The Company spent $20.5 million in product development in fiscal 1993, $15.0 million in fiscal 1994 and $10.1 million in fiscal 1995.

Manufacturing
- -------------

The Company's manufacturing operations consist of materials planning and procurement, assembling and testing electronic assemblies. In addition, enclosures and racks are built complete with electrical power apparatus, interconnect wiring and cabling. Finally, electronic assemblies are integrated with the enclosures or racks to engineering specifications and customer configurations and are final tested before shipment to customers.

All manufacturing process procedures are managed under the ISO 9002 quality management program. This program provides a basis for the Company's ongoing quality improvement and is recognized as the mark of a world class manufacturer.

In some cases, the Company subcontracts the entire manufacturing of a product to a single supplier. Also, a single source supplier is used in instances when the Company designs components and sub-assemblies. As a corporation, the Company believes that the close working relationship with a single supplier enhances product quality, delivery and cost control. If necessary, these items could be sourced from other vendors.


Customers
- ---------

Gandalf's target customers are end users of data processing equipment and include major corporations, institutions, carriers and governments in all of its major geographic markets.

Gandalf sells to end user customers either directly or via indirect sales channels which include distributors, value added resellers, systems integrators and original equipment manufacturers.

The Company's business is not seasonal. The Company is not dependent upon a single customer or a few customers and the loss of any one or more would not have a material adverse effect on the Company. During the three-year period ended March 31, 1995, no customer accounted for 10 percent or more of the Company's revenues in any year.


Competition
- -----------

Competition in the telecommunications market is intense and marked by advances in technology which frequently result in the introduction of products with improved performance characteristics. Failure to keep pace with such advances could negatively affect the Company's competitive position and prospects for growth. The Company competes on the basis of price, product quality and communications reliability, various supporting services, product development capabilities and availability. The Company believes it is competitive in each of these respects. The Company's competitors vary depending upon the sector of the network being identified. Generally, these include 3Com Corporation, Cisco Systems Inc., Bay Networks Inc., Ascend Communications, Inc., Newbridge Networks Corp. and Combinet. These and other competitors may have greater financial, technological, manufacturing, marketing and personnel resources than the Company. Gandalf believes its worldwide coverage, its extensive customer base, its experienced sales force and its global technical support will allow it to compete successfully in its chosen markets.

Backlog
- -------

The Company attempts to manufacture inventory in quantities sufficient to provide timely delivery of its products.
Because of this short delivery cycle, backlog is not considered to be a meaningful indication of future revenues.


Proprietary Rights
- ------------------

The Company believes that while proprietary information represents a valuable asset of the Company, it is secondary to the ability of the Company to continue to develop and implement innovative engineering and design initiatives. The Company protects its proprietary information through the worldwide use of trademarks and patents, and has accumulated goodwill in respect of its name, GANDALF, which is a registered trademark internationally. The Company has received a patent for its compression technology, which in the view of the Company, represents a significant competitive advantage. Proprietary information is disclosed to distributors, customers and potential customers only under confidentiality agreements. The Company's proprietary software is provided under license to its customers.


Employees
- ---------

On March 31, 1995 the Company had 897 employees worldwide.
Of these, 202 were engaged in manufacturing, 121 were engaged in engineering development, 440 were sales, marketing and customer support personnel and 134 held general administrative positions. On March 31, 1994 the Company had 1,127 employees and on March 31, 1993 the company had 1,366 employees. Restructuring actions taken in the fourth quarter of fiscal 1994 and completed in the first quarter of fiscal 1995 led to the reduction in the number of employees from fiscal 1994 to fiscal 1995.

Fifty percent of the Company's employees are located in Canada, 25% in the United Kingdom and 13% in the United
States. The remainder are employed in France, the Netherlands and in the International operations.

While the attrition rate in the Company is within acceptable norms, the Company has experienced the loss of some employees with valuable skills. The Company continues to recruit and hire qualified and skilled employees.

The Company believes that its relationship with its employees is satisfactory.


Environmental Affairs
- ---------------------

In compliance with the State of New Jersey's Environmental Cleanup Responsibility Act, the Company is presently engaged in the remediation of certain nonhazardous materials at its former engineering, administration and distribution facility in Cherry Hill, New Jersey. The Company maintains a letter of credit in the amount of $500,000 with the Royal Bank of Canada to secure its clean-up obligations under New Jersey law. In the opinion of management, the Company's compliance with New Jersey environmental laws and regulations are not expected to have a material effect on future expenditures or earnings.

ITEM 2.     PROPERTIES

The Company's headquarters are located in Nepean, Ontario, Canada, near Ottawa. The Company operates from three leased premises at this location. A research and administration facility (97,000 square feet) is located on land adjacent to the Company's manufacturing facility (58,000 square feet) in Nepean. Both facilities were sold to the builder upon completion in 1987 and leased back to the Company for a 10-year term with four options to renew of five years each. The Company also occupies an 18,250 square foot printed circuit board manufacturing facility on land adjacent to the Company's other buildings in Nepean. In 1988, this building was sold to the builder and leased back to the Company for a 20-year term.

The Company's principal property in the United States is located in Delran, New Jersey. The 27,000 square foot facility is leased for a three year period expiring in 1997 and is occupied by certain engineering, service and sales and marketing staff of the Company.

The Company owns a facility in Warrington, Cheshire, England
(37,200 square feet) used as a distribution centre and offices.

It is management's belief that the existing principal properties described above are adequate for the Company's current needs.


ITEM 3.     LEGAL PROCEEDINGS


In April 1993, the Company was joined by way of third party claim in an action started in the Ontario Court (General Division) between Deskin Inc. and a Quebec numbered company as plaintiffs and Digital Equipment of Canada Limited, Distribution Architects International Inc. and D.A. Distribution Software Systems Ltd. as defendants. The third party claim was brought by the defendants D.A. Distribution Software Systems Ltd. and Distribution Architects International Inc. for contribution and indemnity in respect of the main claim for damages for breach of contract and negligence relating to the design, supply and installation of a computer system. The main action claims specified damages totalling C$2.6 million and damages for lost sales and profits of C$20.0 million. Each of the defendants has
defended the claim.   The third party claim alleges that the
Company improperly selected network hardware and improperly designed the network for Deskin. Deskin has not sued the Company. The Company had limited involvement in the project and has defended the third party claim on the grounds that Deskin's complaints related to malfunctions in equipment or deficiencies in software unrelated to equipment or software supplied by the Company. Pleadings in the action were completed in August 1993. The plaintiff has taken no further steps in the action. Based upon the information received by the Company and the present state of proceedings, counsel believes the Company has a good defense to the third party claim on the merits and that the Company's liability, if any, is for a nominal portion of the amount claimed in the main action.

ITEM 4.     SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

Not applicable.


PART II


ITEM 5.     MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
            SECURITY HOLDER MATTERS

For information relating to the registrant's common stock and related shareholder matters, reference is made to page 31 of the 1995 Annual Report to Shareholders, filed as Exhibit 13 hereto, which information is incorporated herein by reference.

ITEM 6.     SELECTED FINANCIAL DATA

Thousands of U.S. dollars except per share amounts
                                         1995***     1994***    1993***   1992**     1991*       1990*
- ----------------------------------------------------------------------------------------------------
Income Statement Data:
Revenues                             $120,511   $131,323   $160,900   $119,181   $129,013   $140,366
Gross margin                            44.5%      41.7%      43.7%      46.5%      49.4%      48.5%
Selling, general and administration    40,661     54,772     62,807     45,778     54,223     56,662
Research and development               10,197     14,316     17,279     13,679     13,788     13,702
Net income (loss)                       1,406    (47,238)   (19,507)    (9,912)    (5,869)    (9,190)
Basic earnings (loss) per share          0.05      (2.27)     (1.24)     (0.63)     (0.48)     (0.75)
- ----------------------------------------------------------------------------------------------------
Balance Sheet Data:
Total assets                           81,508     89,186    129,603    141,408    102,999    110,754
Fixed assets                           18,619     20,214     30,768     38,416     22,761     27,074
Working capital                        21,057     13,978     25,596     19,276     22,050     32,673
Current ratio                             1.6        1.3        1.5        1.3        1.6        1.9
Cash and cash equivalents
   net of current bank debt             5,963     (5,239)      (688)   (17,918)    (9,030)    (3,196)
Long-term debt                          1,877      2,020     22,980     23,729      5,548      5,330
Convertible debentures                 10,051     21,681     23,862          -          -          -
Shareholders' equity                   34,442     19,109     34,308     55,491     59,363     67,425

***  Year ended March 31
**   For eight months only, ended March 31, 1992
*    Year ended July 31

<PAGE


Acquisition
- -----------

On August 2, 1991, the Company's subsidiary in the United
States, Gandalf Data, Inc. completed a merger with Infotron, an international data communications company headquartered in Cherry Hill, New Jersey, U.S.A.

Change in Reporting Currency
- ----------------------------

During the fiscal 1992 period, the Company adopted the U.S. dollar as the unit of measurement for presentation in its consolidated financial statements. This change was made due to the significant increase in the Company's activities in the United States as a result of the merger with Infotron. The comparative figures for the fiscal year 1991 and 1990 were restated in U.S. dollars using a translation method of convenience by which amounts previously stated in Canadian dollars were converted to U.S. dollars using the July 31, 1991 exchange rate of $0.8683, without any other effects on previous results stated in Canadian dollars. The results of operations for the eight month period ended March 31, 1992 were converted at the average exchange rate for the period of $0.8690.


ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

For information relating to management's discussion and analysis of financial condition and results of operations, reference is made to pages 26 to 30 of the 1995 Annual Report to Shareholders, filed as Exhibit 13 hereto, which information is incorporated herein by reference.


ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

For information relating to the Company's financial statements and supplementary data, reference is made to pages
12 to 25 of the 1995 Annual Report to Shareholders, filed as
Exhibit 13 hereto, which information is incorporated herein by reference.


ITEM 9.     DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
            DISCLOSURE

Not applicable.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE
            REGISTRANT

The following table and the notes thereto set out, as of June 1, 1995, the name and age of each director of the Company and any nominees for director of the Company; his present principal occupation, business or employment; his principal occupation, business or employment during the past five years, the period during which he has served as a director of the Company, all other major positions and offices with the Company and significant affiliates thereof now held by him, if any.

                                                       BUSINESS EXPERIENCE
                             DIRECTOR                  DURING THE PAST FIVE YEARS,
NAME                          SINCE                    DIRECTORSHIPS AND OTHER INFORMATION
- -----------------------------------------------------------------------------------------------------
Desmond Cunningham, 64        1971           Past Chairman and co-founder of the Company.  Director
                                             of Gandalf Canada Ltd., Gandalf Systems Corporation,
                                             Gandalf Digital Communications Limited, Gandalf
                                             International Limited (subsidiaries of the Company).

Alexander Curran, 68          1987           President, Alex Curran Consultant Inc. (management
                                             consultant) since December 1988.

John Gamba                (Nominee)          Senior Vice President, Corporate Resources and Performance
                                             Assurance of Bell Atlantic Corporation since May 1994.
                                             Group President, Network Technologies and Systems of Bell
                                             Atlantic Network Services, Inc. from March 1992 to May
                                             1994.  Executive Vice President Bell Atlantic Network
                                             Services from April 1990 to March 1992.  Prior to 1990
                                             held senior management positions in finance, operations,
                                             labor relations, external affairs and customer services
                                             areas of Bell Atlantic Corporation and its related
                                             companies.

Charles J. Gardner, Q.C., 59  1981           Partner of Goldberg, Shinder, Gardner & Kronick
                                             (Barristers & Solicitors)since 1965.

Donald M. Gleklen, 58         1991           President, Jocard Financial Services, Inc. since October
                                             1994 (merchant banking). Special Counsel to Robert J.
                                             Brobyn & Associates, Attorneys at Law from February 1994
                                             to October 1994.  Senior vice president of MEDIQ
                                             Incorporated (health care services company) from September
                                             1968 to February 1994.

Robert E. Keith, 53           1992           President, Technology Leaders Management Inc. (high
                                             technology venture capitalists) since December 1991 and
                                             Managing Director of Radnor Venture Partners, LP (high
                                             technology venture capitalists) since July 1989.

A. Graham Sadler, 70          1994           President, Moreline Inc. (suppliers of electronic and
                                             mechanical components and parts) since 1991.  Executive
                                             with Northern Telecom (manufacturers of telecommunications products) from 1962 to 1991 and President of Northern
                                             Telecom Electronics (a subsidiary of Northern Telecom)
                                             from 1987 to 1991.

Albert Sinyor, 48          (Nominee)         President, Amico Corporation (medical equipment
                                             manufacturing) since 1993.  From 1988 to 1993, General
                                             Manager, Canadian Operations of Bell Atlantic Business
                                             Systems Services.  Prior to 1988 held senior management
                                             positions in various companies.

Thomas A. Vassiliades, 59     1993           Chairman of the Company since May 1995 and president and
                                             chief executive officer of the Company since May 1994.
                                             President and chief executive officer of Avatar Management
                                             Services, Inc. (management and consulting services) since
                                             June 1993.  President and chief executive officer of Bell
                                             Atlantic Business Systems Inc. (international independent
                                             computer and network services) from February 1990 to June
                                             1993.  From August 1988 to February 1990, chief executive
                                             officer of Bell Atlantic Customer Services Inc.
                                             (independent computer services).

There are no family relationships between directors or executive officers of the Company. Under the provisions of the Ontario Business Corporations Act, 1982, a majority of the directors must be resident Canadians.

The names, ages, positions with the Company and business experience of the executive officers of the Company, other than Mr. Vassiliades, are as follows:

Gatone A. Daniello, 50, has been Vice President Product Operations and Chief Technology Officer since June 1993. From March 1991 to May 1993, he was founder and president of Network Architects Inc., (a software company specializing in the development of custom business applications). From May 1982 to March 1991, he was president and chief executive officer of Datamedia Corp., (a specialty microcomputer manufacturer).

Michael Chawner, 48, joined the Company in February 1995 as Vice President of Strategy and Business Development. From 1988 to February 1995, Mr. Chawner was with Newbridge Networks Corporation and held positions as Vice President of Research and Development and Vice President of Network Engineering. Mr. Chawner has over 20 years of combined experience in the industry with Bell-Northern Research Ltd., Mitel Corporation, Leigh Instruments and British Telecom in the United Kingdom.

Walter R. MacDonald, 33, has been Vice President of Finance and Chief Financial Officer since September 1993. From June 1992 to September 1993, he was Controller; from June 1991 to June 1992 he was Treasurer and from January 1990 to June 1991 he was Assistant Treasurer of the Company.

Paul Beaumont, 39, has been Vice President Sales, Services and Marketing for the Americas since April 1995. Previously, he was Vice President North American Sales and Marketing, from October 1994 to March 1995, and from April 1994 to October 1994 was the Managing Director, Europe for Gandalf Digital Communications Limited. Prior to April 1994 Mr. Beaumont was with the Company's sales organization since October 1990.

John McGoldrick, 42, has been Managing Director of Sales, Services and Marketing in Europe, the Middle East, Australasia and Africa since April 1995. Mr. McGoldrick previously held the position of Managing Director of Gandalf Digital Communications Limited from January 1995 to April 1995, and General Manager, European Direct for Gandalf Digital Communications Limited from October 1994 to January 1995. Between February 1990 and October 1994, Mr. McGoldrick was Vice President of Sorbus UK, and from July 1991 to October 1994 was also general manager of a joint venture between ICL Company located in the United Kingdom, and Bell Atlantic Customer Services, located in the United States. From November 1987 to January 1991 Mr. McGoldrick was Director of Sales and Marketing, reporting to Sorbus UK.


ITEM 11.    EXECUTIVE COMPENSATION

Overview
- --------
The Company currently has six executive officers.  The
aggregate cash compensation (excluding amounts paid on
retirement) paid to all executive officers as a group (10
persons) by the Company and its subsidiaries for services
rendered during the fiscal year ended March 31, 1995 was
$927,767


Liability Insurance
- -------------------

The Company provides liability insurance for directors and officers of the Company and its subsidiaries. A new policy was put into place effective November 1, 1994 with policy limits of $17.9 million per claim with an aggregate deductible to the Company of $107,000 on any Canadian claims and $250,000 for any US claims, and no deductible to the individual. The premium for said coverage during fiscal 1995 was $160,000. The individual directors and officers of the Company and its subsidiaries are insured for losses arising from claims against them for certain of their acts, errors or omissions. The Company is insured against any loss arising out of any liability to indemnify a director or officer.

Summary Compensation Table
- ---------------------------

The following table presents information provided in accordance with regulations under the Securities Act (Ontario) which requires the disclosure of compensation paid during each of the years in the three year period ended March 31, 1995, in respect of the individuals who, during any portion of fiscal 1995, served as the chief executive officer of the Company, the individuals who were at March 31, 1995, the other four most highly compensated executive officers of the Company and one additional individual who was an executive officer of the Company during fiscal 1995, but was not serving at March 31, 1995. In addition, the Company has included information in respect of two other executive officers of the Company serving at March 31, 1995.

SUMMARY COMPENSATION TABLE


                                                                               Long-Term
                                                                               Compensation
                                                 Annual Compensation           Awards
                                       -----------------------------------     -----------
                                                                               Securities
                                                                               Under
Name and                      Fiscal                           Other Annual    Options     All Other
Principal Position            Year      Salary       Bonus     Compensation    Granted     Compensation
                                                      ($)           ($)          (#)
     (a)                       (b)       (c)          (d)           (e)          (f)          (g)
- ------------------------------------------------------------------------------------------------------
Executive officers serving with the Company as at June 1, 1995
- ------------------------------------------------------------------------------------------------------

T.A. Vassiliades              1995     $178,498 (1)    ---          ---         600,000         ---
Chairman, President and CEO   1994          ---        ---          ---             ---         ---
                              1993          ---        ---          ---             ---         ---

G.A. Daniello                 1995      $137,478       ---          ---          75,000         ---
VP Product Operations         1994      $111,493 (2)   ---          ---         125,000         ---
and Chief Technology Officer  1993           ---       ---          ---             ---         ---

M. Chawner                    1995       $10,228 (3)   ---          ---          75,000         ---
VP Strategy and Business      1994           ---       ---          ---             ---         ---
Development                   1993           ---       ---          ---             ---         ---

W. R. MacDonald               1995       $84,443       ---          ---          40,000         ---
VP Finance and CFO            1994       $71,287       ---          ---          71,000         ---
                              1993           ---       ---          ---             ---         ---

P. Beaumont                   1995      $149,376 (4)   ---          ---         125,000         ---
VP Sales, Services and        1994           ---       ---          ---             ---         ---
Marketing for  the  Americas  1993           ---       ---          ---             ---         ---

J. McGoldrick                 1995       $62,240 (5)   ---          ---          50,000         ---
Managing Director, Sales,     1994           ---       ---          ---             ---         ---
Services and Marketing in     1993           ---       ---          ---             ---         ---
Europe, the Middle East,
Australasia and Africa


Executive officers  no longer serving with the Company as at June 1, 1995
- ------------------------------------------------------------------------------------------------------

B.R. Hedges                  1995        $39,707 (6)   ---          ---              ---        ---
President and CEO            1994       $147,455       ---          ---           50,000        ---
                             1993        $65,787 (7)   ---          ---           75,000        ---

A. Brisbourne           (8)  1995        $96,296       ---          ---           40,000        ---
Managing Director,           1994        $90,076   $65,496          ---           85,000        ---
Gandalf International        1993        $92,709       ---          ---           25,000        ---
Limited

J.M. Scott                   1995        $97,538 (9)   ---          ---           50,000   $113,507 (10)
Managing Director,           1994       $101,860    $8,726     $ 15,920 (11)      50,000        ---
International                1993       $101,655   $44,297          ---           50,000        ---


(1) T.A. Vassiliades was appointed President and CEO on May 10, 1994. He held this office for ten months in fiscal 1995, and previously provided consulting services to the Company through Avatar Management Services, Inc., a company controlled by him.
(2)   G. A. Daniello was employed by the Company for ten
      months during fiscal 1994.
(3)   M. Chawner was employed by the Company for one month
      during fiscal 1995.
(4)   Includes sales commissions.
(5)   J. McGoldrick was employed by the Company for five
      months during fiscal 1995.
(6)   B. R. Hedges resigned as CEO on April 15, 1994 and from
      the board of directors of June 1, 1994.   He continued
      to receive a salary until June 3, 1994.
(7) B. R. Hedges was employed by the Company for six months in fiscal 1993.
(8)   A. Brisbourne resigned from the Company on April 10,
      1995.
(9)   J.M. Scott retired from the Company on January 10,
      1995.
(10)  Amounts accrued or paid in respect of retirement.
(11) Includes automobile lease payments and payments of $4,074 for retirement benefits.

OPTION GRANTS DURING THE MOST RECENTLY COMPLETED FINANCIAL
YEAR


                                      %                         Market
                                   of Total                     Value of
                                   Options                      Securities
                       Securities  to Granted                   Underlying
                       Under       Employees                    Option on
Name and               Options     Financial   Exercise or      the Date        Expiration
Principal Positions    Granted     Year        Base Price       of Grant (1)    Date
                         (#)                   ($/Security)     ($/Security)
     (a)                 (b)         (c)          (d)              (e)            (f)

Executive officers serving with the Company as at June 1, 1995
- -----------------------------------------------------------------------------------------------
T.A. Vassiliades       600,000     33.52%    300,000 @ $0.91      $0.91      November 10, 2003
Chairman, President                          300,000 @ $1.20      $1.20      October 19, 2004
and CEO

G.A. Daniello           75,000       4.2%     75,000 @ $0.64 (2)  $0.64      July 4, 2004
VP Product Operations
and Chief Technology
Officer

M. Chawner              75,000       4.2%    75,000 @ $2.32 (2)   $2.32	     February 19, 2005
VP Strategy and Business
Development

W. R. MacDonald         40,000       2.2%    40,000 @ $0.64 (2)   $0.64      July 4, 2004
VP Finance and CFO

P. Beaumont
VP Sales, Services     125,000       7.0%    50,000 @ $0.68 (3)   $0.68      July 4, 2001
and Marketing for                            75,000 @ $0.98 (3)   $0.98      September 30, 2001
the Americas

J. McGoldrick           50,000       2.8%    50,000 @ $1.38 (3)   $1.38	     October 30, 2001
Managing Director,
Sales, Services and
Marketing in Europe,
the Middle East, Australasia
and Africa

Executive officers  no longer serving with the Company as at June 1, 1995
- -----------------------------------------------------------------------------------------------

B.R. Hedges                 Nil       N/A        N/A                 N/A       N/A
President and CEO

A. Brisbourne           40,000       2.2%    40,000 @ $0.64 (2)   $0.64      July 4, 2004
Managing Director,
Gandalf International
Limited

J.M. Scott              50,000       2.8%    50,000 @ $0.68 (3)   $0.68      July 4, 2001
Managing Director,
International

(1) The market value of the common shares underlying the options was the closing market price on the Toronto Stock Exchange on the day prior to the date of the grant.
(2) Options were granted in Canadian dollars. Translated at the year end exchange rate of C$1=$0.7148.
(3) Options were granted in pounds sterling. Translated at the year end exchange rate of 1 pound sterling=$1.6203

AGGREGATED OPTION EXERCISES DURING THE MOST RECENTLY
COMPLETED FINANCIAL YEAR AND FINANCIAL YEAR-END OPTION VALUES


                                                                                   Value of    (1)
                                                                                   Unexercised
                                                          Unexercised              in-the-Money
                                                          Options                  Options
                                                          at Fiscal                at Fiscal
                         Securities     Aggregate       Year End (#)               Year End ($)
Name and                 Acquired       Value           Exercisable/               Excerciseable/
Principal Positions      on Exercise    Realized        Unexerciseable             Unexcerciseable
                            (#)           ($)
       (a)                  (b)           (c)               (d)                          (e)
- --------------------------------------------------------------------------------------------------------------
Executive officers serving with the Company as at June 1, 1995
- --------------------------------------------------------------------------------------------------------------
T.A. Vassiliades              ---           ---      609,583 Exercisable         $1,732,571 Exercisable
Chairman, President                                   20,417 Unexercisable          $16,981 Unexercisable
and CEO

G.A. Daniello                 ---           ---       66,670 Exercisable            $77,065 Exercisable
VP Product Operations                                133,330 Unexercisable (4)     $351,353 Unexercisable (4)
and Chief Technology Officer

M. Chawner                    ---           ---       75,000 Unexercisable         $120,750 Unexercisable (5)
VP Strategy and Business
Development

W. R. MacDonald               ---            ---      30,670 Exercisable            $46,547 Exercisable (5)
VP Finance and CFO                                    80,330 Unexercisable         $220,944 Unexercisable (5)

P. Beaumont                   ---            ---     125,000 Unexercisable         $383,750 Unexercisable (6)
VP Sales, Services and
Marketing for the Americas

J. McGoldrick                 ---            ---      50,000 Unexercisable         $127,500 Unexercisable (6)
Managing Director, Sales,
Services and Marketing in
Europe, the Middle East,
Australasia and Africa

Executive officers  no longer serving with the Company as at June 1, 1995
- -------------------------------------------------------------------------------------------------------
B.R. Hedges                    ---            ---             Nil (7)                    ---
President and CEO

A. Brisbourne              48,007        $39,898     104,993 Unexercisable (8)     $251,553 Unexercisable (5)
Managing Director,
Gandalf International Limited

J.M. Scott                 16,670        $11,793      44,833 Exercisable (9)(10)    $25,611 Exercisable (6)
Managing Director,                                    99,997 Unexercisable (9)(11) $251,363 Unexercisable (6)
International

(1) The market value of common shares underlying the options on March 31, 1995 was $3.93.
(2) Includes 9,583 options granted to Mr. Vassiliades in his capacity as a director, prior to his appointment as President and CEO.
(3) Options were granted to Mr. Vassiliades in his capacity as a director, prior to his appointment as President and CEO.
(4) Includes options granted in Canadian dollars. Translated at the year end exchange rate of C$1=0.7148.
(5) Options were granted in Canadian dollars. Translated at the year end exchange rate of C$1=0.7148.
(6) Options were granted in pounds sterling. Translated at the year end exchange rate of 1 pound sterling =$1.6203.
(7) B. R. Hedges resigned from the Company on April 15, 1994. The options expired upon the Optionee ceasing to be employed by the Company.
(8) A. Brisbourne resigned from the Company on April 10, 1995. The options expired upon the Optionee ceasing to be employed by the Company.
(9) J.M. Scott retired from the Company on January 10, 1995. Expiry date of options was extended beyond the fiscal 1995 year end date.
(10) Includes 33,333 options which were not in-the-money at March 31, 1995.
(11) Includes 16,667 options which were not in-the-money at March 31, 1995.

Bonus and Stock Plans
- ---------------------

The Company has an executive incentive plan under which cash compensation is distributed to executive officers during the year. The plan is administered by the Compensation Committee of the board of directors which determines the amount that may be paid to executive officers as a bonus during the year. The criteria used to determine the amount awarded reflects the position held by the executive officer in the Company, the level of responsibility, and the degree to which objectives are achieved. There were no bonuses paid to executive officers during the fiscal year ended March 31, 1995.

The Company has five stock options plans, of which only two are active plans from which future grants may be made. These are the Stock Option Plan for Executives and Directors and the 1988 Stock Option Plan for Directors.

As at March 31, 1995 2,339,786 common shares were subject to options at prices ranging from C$0.88 to C$6.00
(approximately $0.63 to $4.29) and expiring at various dates between January 10, 1997 and April 18, 2005. Of such options, 1,632,486 common shares were subject to options held by all directors and executive officers as a group.


Compensation of Directors
- -------------------------

The by-laws of the Company authorize the Board to determine the amount of remuneration to be paid to directors for their services as directors. The Board has approved the following schedule of fees for directors who are not employees of the Company ("Outside Directors"). Outside Directors resident in Canada receive an annual retainer of C$7,500. Outside Directors resident in the United States receive an annual retainer of $7,000. In addition, each director receives an attendance fee of $400 (in local currency) for meetings of shareholders, the Board and committees of the Board of which he is a member. Directors are entitled to reimbursement by the Company for all reasonable expenses incurred in attending such meetings. Directors who are employees receive no remuneration for serving as members of the Board or as members of committees of the Board. No additional compensation is paid to the chairs of the various committees.

During the fiscal year ended March 31, 1995, the following amounts were paid to directors of the Company in their capacity as directors, including amounts paid for committee participation or special assignments: Alexander Curran C$10,300; Charles J. Gardner C$17,500; Donald M. Gleklen $11,800; Robert E. Keith $16,600; A. Graham Sadler C$6,018. Thomas A. Vassiliades was appointed president and chief executive officer on May 10, 1994. He received $1,148 for the period in fiscal 1995 which preceded his appointment.
Brian R. Hedges resigned as president and chief executive officer on April 15, 1994 and as a director of the Company on June 6, 1994. He received C$596 in respect of services as a director during fiscal 1995.

The Company has one active stock option plan for directors under which directors who are not employees are each awarded stock options on 5,000 common shares of the Company on the date of their initial election or re-election as a director, provided they do not hold unexercised stock options at that time under any of the Company's stock option plans. On August 11, 1994, Mr. Sadler was elected as a director of the Company and received a stock option under the 1984 Stock Option Plan for Directors to purchase 5,000 common shares at a discounted exercise price of C$1.23 (approximately $0.88) per share. The market price on the date of grant was C$1.36 (approximately $0.97) per common share of the Company.

Directors are also eligible to receive grants of options under in the 1993 Stock Option Plan for Executives and Directors. A stock option under this plan was granted to Mr. Vassiliades on May 10, 1994, upon his appointment as president and chief executive officer, to purchase 300,000 common shares of the Company at an exercise price of $0.91. Mr. Vassiliades also received a stock option grant on October 19, 1994 to purchase 300,000 additional common shares of the Company at an exercise price of $1.20. A further option grant was made on April 8, 1995 to Mr. Vassiliades, of 800,000 common shares, at an exercise price of $3.77. The exercise price of each of these grants was determined based on the market price on the date of grant.

Mr. Gardner is a member of a law firm that provides legal services to the Company. During the fiscal year ended March
31, 1995, Mr. Gardner's firm was paid $42,107 in legal fees by the Company and its subsidiaries.

Desmond Cunningham had a consulting arrangement with the Company during fiscal 1995 under which he received fees from the Company and its subsidiaries in the amount of $97,440. Mr. Vassiliades provided consulting services to the Company on certain specific matters prior to his appointment as president and chief executive officer on May 10, 1994 pursuant to which he was paid $18,000 during fiscal 1995. Following his appointment, Mr. Vassiliades received $178,498 in compensation during fiscal 1995.

Mr. Keith is an executive of Radnor Venture Partners, LP and Safeguard Scientifics (Delaware), Inc. which are parties to a loan agreement with the Company which was retired in fiscal 1995. During the fiscal year ended March 31, 1995, a subsidiary of the Company repaid $301,500, representing the remaining outstanding balance.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT

The following table sets forth information as of June 1, 1995 with respect to (1) all shareholders known to the Company to be beneficial owners of more than 5 percent of its outstanding common shares and (2) share ownership by each director and nominee for director and by each named executive officer still in the employ of the Company and by all executive officers and directors as a group.

                                       Amount                           Percent
Name                                 Beneficially Owned (1)            of Class (8)
- ----------------------------------------------------------------------------------
Technology Investors 1
Limited Partnership (2,575,935)
260 Engleburn Ave., Peterborough,
Ontario, K9H 1S7
and BCI Holdings Inc. (353,300)         2,929,235 (2)(3)                  7.6%
1437 Matthews Ave., Vancouver,
B.C., V6H 1W7
Paul Beaumont                              16,667 (5)                       -
Michael Chawner                                -                            -
Desmond Cunningham                      1,576,425 (4)(6)                  4.1%
Alexander Curran                           12,083 (6)                       -
Gatone A. Daniello                         91,675 (5)                       -
John Gamba                                     -                            -
Charles J. Gardner                         28,333 (6)                       -
Donald Gleklen                             83,333 (6)                       -
Robert Keith                               34,583 (6)                       -
John McGoldrick                                 -                           -
A. Graham Sadler                           12,150 (6)                       -
Albert Sinyor                                   -                           -
Walter MacDonald                           44,006 (5)                       -
Thomas A. Vassiliades                     907,499 (6)                     2.3%
All executive officers and
directors as a group (14 persons)       2,806,754 (7)                     7.1%

Footnotes

(1) All shares are owned of record and beneficially and the sole investment and voting power is held by the person named, except as set forth below.
(2) At June 1, 1995, Technology Investors 1 Limited Partnership also held 8.5% convertible debentures with an aggregate principle amount of C$2,850,000 which, if converted, would increase their ownership by 1,212,765 common shares to 10.4%. This percentage ownership is calculated based upon total shares outstanding as of June 1, 1995 plus shares issuable on conversion of the debentures held by such shareholders.
(3) Michael H. Iles is a principal shareholder in Iles & Isherwood Inc. which indirectly manages Technology Investors 1 Limited Partnership. As of June 1, 1995 Michael H. Iles personally held 138,300 common shares of the Company.
(4) Shares are owned personally or by Donosti Investments Inc., a corporation controlled by Desmond Cunningham.
(5)   Represents options (currently exercisable or exercisable
      within 60 days).
(6) Includes options (currently exercisable or exercisable within 60 days) on the following shares:
           Desmond Cunningham         8,333
           Alex Curran                9,583
           Charles J. Gardner        13,333
           Donald M. Gleklen         13,333
           Robert E. Keith           12,083
           A. Graham Sadler           1,250
           Thomas A. Vassiliades    877,499
(7) Includes options (currently exercisable or exercisable within 60 days) on 1,087,762 common shares.
(8) Percentage ownership is calculated based upon total shares outstanding plus shares subject to options (currently exercisable or exercisable within 60 days) held by the individual named or the persons included in the relevant group. "-" indicates beneficial ownership of less than 1% of the class.

Statements contained in the table as to securities beneficially owned by directors, officers and certain shareholders or over which they exercise control or direction are, in each instance, based upon information obtained from such directors, executive officers and shareholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Gardner is a member of a law firm that provides legal services to the Company. Mr. Cunningham had a consulting arrangement with the Company under which he performed services for the Company during the fiscal year ended March
31, 1995. Mr. Vassiliades provided consulting services to the Company on certain specific matters prior to his appointment as president and chief executive officer on May
10, 1994. Other than as described above, there are no material relationships and related transactions with directors and executive officers of the Company.


ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
            REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report.

(1) The following financial statements, included in the 1995 Annual Report to Shareholders are incorporated by reference into this report.

      Auditors' Report.

      Consolidated Financial Statements of Gandalf
      Technologies Inc. including:

      Consolidated Balance Sheets at March 31, 1995 and
      March 31, 1994.

      Consolidated Statements of Income for the years ended
      March 31, 1995,  March 31, 1994 and March 31, 1993.

      Consolidated Statements of Changes in Financial
      Position for the years ended March 31, 1995, March
      March 31, 1994 and March 31, 1993.

      Consolidated Statements of Shareholders' Equity for the years ended March 31, 1995, March 31, 1994 and March
      31, 1993.

      Notes to Consolidated Financial Statements.

(2)   Financial Statement Schedule.

      Auditors' Report on Schedule.

      Schedule II: Valuation and qualifying accounts.

      Note: Schedules other than the one above are omitted as not applicable, not required, or the information is included in the consolidated financial statements thereto.

(3)   Exhibits

      Exhibit No.     Description
      ----------      -----------

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

       *3.3 By-laws of the Registrant (filed as Exhibit 3.2 to the Form 10-K for the fiscal year ended July
              31, 1985).

       *3.4   Amendment to By-laws of the Registrant (filed as
              Exhibit 4.5 to Registration Statement No. 33-
              14899 on Form S-2).

       *4.1 Common Share certificate (filed as Exhibit 4.1 to the Form 10-K for the fiscal year ended March
              31, 1993).

       *10.1 Lease dated 15th September, 1987 between The Glenview Corporation, the Company and Gandalf Data Limited whereby The Glenview Corporation leased the land and buildings known as 130 Colonnade Road South, Nepean to the Company and Gandalf Data Limited for an initial term of 10 years at an initial rent of C$1,125,000 per annum with four options to extend each being for five year periods (filed as Exhibit 10.2 to the Form 10-Q for the quarter ended April 30, 1988).

       *10.2 Lease dated 15 September, 1987 between The Glenview Corporation, the Company and Gandalf Data Limited whereby The Glenview Corporation leased the land and the buildings known as 100 Colonnade Road South, Nepean, to the Company and Gandalf Data Limited for an initial term of 10 years at an initial rent of C$402,000 per annum with four options to extend each being for five year periods (filed as Exhibit 10.3 to the Form 10-Q for the quarter ended April 30,
              1988).

       *10.3 Agreement of Purchase and Sale dated October 14, 1988 between the Company and The Glenview Corporation of the land and building known as 40 Concourse Gate in Nepean, Ontario for C$3,000,000 subject to a lease-back to the Company for 20 years at a basic rent of C$420,000 per annum; and providing the Company with an exclusive option to re-purchase the lands for C$3,500,000 within 10 years or C$4,000,000 after October 31, 1998 and before October 31, 2003 (filed as Exhibit 10.27 to the Form 10-K for the fiscal year ended July 31,
              1989).

       *10.4  Agreement dated as of July 3, 1991, among
              Radnor Venture Partners, L.P., Safeguard
              Scientifics (Delaware), Inc., the Company and
              Gandalf Systems Corporation (filed as Exhibit
              10.17 to the Form 10-K for the fiscal year ended July 31, 1991).

       *10.5 Registration Agreement dated as of August 1, 1991, among Radnor Venture Partners, L.P., Safeguard Scientifics (Delaware), Inc. and the Company (filed as Exhibit 10.18 to the Form 10-K for the fiscal year ended July 31, 1991).

       *10.6 Lease dated September 13, 1988 between Cherry Hill Industrial Sites, Inc. and Gandalf Systems Corporation (filed as Exhibit 10.52 to the Form 10-K for the fiscal year ended July 31, 1991).

       *10.7 Trust Indenture dated as of November 10, 1992 between The R-M Trust Company and the Company
              (filed as Exhibit 10.26 to the Form 10-K for the fiscal year ended March 31, 1993).

       *10.8 Special Note Indenture dated November 10, 1992 between The R-M Trust Company and the Company
              (filed as Exhibit 10.27 to the Form 10-K for the fiscal year ended March 31, 1993).

       *10.9 Underwriting Agreement (Canadian) dated as of October 20, 1993 among Wood Gundy Inc., Deacon Barclays de Zoete Wedd Limited, Gordon Capital Corporation and Richardson Greenshields of Canada Limited and the Company (filed as
              Exhibit 10.1 to the Form 10-Q for the quarter ended January 1, 1994).

      *10.10 Consulting agreement dated as of February 21, 1994 between the Company and Thomas A.
              Vassiliades (filed as Exhibit 10.17 to the Form
              10-K for the fiscal year ended March 31, 1994).

        13    Pages 12 to 31 of the Annual Report to
              Shareholders for the fiscal year ended March
              31, 1995.

        21    List of subsidiaries.

        23    Consent of KPMG Peat Marwick Thorne.

- -----------------------
*Incorporated herein by reference.


(b) The Company did not file any reports on Form 8-K during the last quarter of the fiscal year ended March
       31, 1995.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


GANDALF TECHNOLOGIES INC.

By:   s/THOMAS A. VASSILIADES
      -----------------------
      (Thomas A. Vassiliades)
      Chairman, President and Chief Executive Officer

Dated: June 29, 1995

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

Signatures                   Title                   Date
- ------------------           -----                  --------


s/DESMOND CUNNINGHAM
- --------------------
(Desmond Cunningham)        Director            June 29, 1995


s/ALEXANDER CURRAN
- ------------------
(Alexander Curran)          Director            June 29, 1995


s/CHARLES J. GARDNER
- --------------------
(Charles J. Gardner)        Director            June 29, 1995


s/DONALD M. GLEKLEN
- -------------------
(Donald M. Gleklen)         Director            June 29, 1995


s/ROBERT E. KEITH
- -----------------
(Robert E. Keith)           Director            June 29, 1995


s/WALTER R. MACDONALD
- ----------------------      Vice President      June 29, 1995
(Walter R. MacDonald)       of Finance
                           (Principal Financial and
                            and Accounting Officer)


s/A. GRAHAM SADLER
- ------------------
(A. Graham Sadler)          Director            June 29, 1995


s/THOMAS A. VASSILIADES
- ------------------------    Director, Chairman, June 29, 1995
(Thomas A. Vassiliades)     President, and
                            Chief Executive Officer
                           (Principal Executive Officer)
<PAGE


AUDITORS' REPORT ON SCHEDULE

To the Board of Directors and Shareholders of Gandalf Technologies Inc.

Under date of May 26, 1995, we reported on the consolidated balance sheets of Gandalf Technologies Inc. as at March 31, 1995 and 1994 and the consolidated statements of income, changes in financial position and shareholders' equity for each of the years in the three year period ended March 31, 1995 as contained in the 1995 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1995. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in item 14 of Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




S/KPMG PEAT MARWICK THORNE
- ------------------------
KPMG Peat Marwick Thorne
Chartered Accountants


Ottawa, Canada
May 26, 1995

GANDALF TECHNOLOGIES INC.

Schedule II:  Valuation and qualifying accounts and reserves.
              (Thousands of United States dollars)
- -------------------------------------------------------------------------------
Col. A             Col. B              Col. C              Col. D       Col. E
                                      Additions
                                  ---------------------
                                    (1)        (2)
                                             Charged to
                  Balance at     Charged to  other                      Balance
                  beginning      costs and   accounts     Deductions    at end
Description       of year        expenses    - describe(1) - describe(2)  of year
- -------------------------------------------------------------------------------
Fiscal 1995 (Year ended March 31, 1995)
- -----------
Reserve for bad
debts deducted
in the balance
sheet from amounts
receivable  ......  $ 4,414       $   519    $  (503)     $    -       $ 4,430

Fiscal 1994 (Year ended March 31, 1994)
- -----------
Reserve for bad
debts deducted
in the balance
sheet from amounts
receivable .......  $ 3,797       $ 2,235    $(1,345)     $ (273)      $ 4,414

(1) Relates to accounts receivable charged directly against reserve for bad debts.

(2) Balance deducted represents a reserve recorded in the accounts of a subsidiary which was sold in the fiscal year.