Form 10-Q
period 1995-01-06
GANDALF TECHNOLOGIES INC
filed 1995-08-15
CIK 355876

<PAGE


                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended July 1, 1995   Commission file number 0-12643
                  ------------                          -------

                     GANDALF TECHNOLOGIES INC.
 --------------------------------------------------------------
  (Exact name of registrant as specified in its charter)

   ONTARIO, CANADA                          NOT APPLICABLE
  --------------------------         --------------------------
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)            Identification No.)


130 COLONNADE ROAD SOUTH, NEPEAN, ONTARIO          K2E 7M4
------------------------------------------    -----------------
(Address of principal executive offices)       (Postal Code)

Registrant's telephone number,
  including area code                         (613) 723-6500
                                                --------------

                         NOT APPLICABLE
---------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.


*Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes   X    No
                                     -----     -----

The number of shares outstanding as at July 31, 1995 was 39,282,307.

GANDALF TECHNOLOGIES INC.
INDEX

                                                         Page No.
                                                         --------

PART I   FINANCIAL INFORMATION

         Consolidated Balance Sheet -                         3

         Consolidated Statement of Income -                   4

         Consolidated Statement of Changes in
         Financial Position -                                 5

         Consolidated Statement of Shareholders' Equity -     6

         Notes to Consolidated Financial Statements -         7

         Management's Discussion and Analysis of
         Financial Condition and Results of Operations -     11

PART II  OTHER INFORMATION                                   16

SIGNATURE PAGE                                               16

GANDALF TECHNOLOGIES INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)
(Thousands of U.S. dollars)

                                                              July 1    March 31
                                                                1995        1995
                                                            --------    --------
ASSETS
Current assets:
  Cash and cash equivalents                                 $ 11,342    $ 11,817
  Accounts receivable                                         26,223      26,880
  Inventories (note 1)                                        14,900      15,230
  Other                                                        2,096       2,268
                                                            --------    --------
      Total current assets                                    54,561      56,195
Fixed assets (note 2)                                         18,211      18,619
Goodwill, net of amortization of $3,008
  (March 31, 1995:  $2,952)                                    3,406       3,462
Other assets                                                   2,785       3,232
                                                            --------    --------
      Total assets                                          $ 78,963    $ 81,508
                                                            ========    ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Bank operating lines (note 3)                             $  4,266    $  5,854
  Accounts payable and accrued liabilities (note 4)           19,992      21,369
  Deferred revenue                                             7,721       7,758
  Current portion of long-term debt                              250         157
                                                            --------    --------
      Total current liabilities                               32,229      35,138
Long-term debt                                                 2,149       1,877
8.5% convertible debentures, due 2002 (note 5)                 4,055      10,051

Shareholders' equity:
  Capital stock:
    Common shares, 38,934,289 issued and
    outstanding (March 31, 1995: 35,238,064)                  97,775      91,644
  Retained earnings (deficit)                                (52,298)    (52,364)
  Cumulative translation adjustment                           (4,947)     (4,838)
                                                            --------    --------
      Total shareholders' equity                              40,530      34,442
                                                             --------   --------
      Total liabilities and shareholders' equity            $ 78,963    $ 81,508
                                                            ========    ========

(See accompanying notes to consolidated financial statements)

GANDALF TECHNOLOGIES INC.
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
(Thousands of U.S. dollars except per share amounts)


                                                               13 Weeks Ended
                                                                    July 1
                                                            --------------------
                                                                1995        1994
                                                            --------    --------
Revenues:
  Product                                                   $ 19,414    $ 20,745
  Service                                                      9,236       8,973
                                                            --------    --------
                                                              28,650      29,718
Operating expenses:
  Cost of product sales                                        9,663      10,896
  Service expenses                                             5,869       5,871
  Sales and marketing                                          8,198       8,742
  Administration and general                                   2,071       1,929
  Research and development                                     2,595       2,413
  Restructuring costs (note 6)                                     -         685
                                                            --------    --------
Income (loss) from operations                                    254        (818)
Interest expense                                                (206)       (798)
Interest income and foreign exchange                              18          57
                                                            --------    --------
Net income (loss) for the period                            $     66    $ (1,559)
                                                            ========    ========

Basic earnings (loss) per share (note 7)                    $      -    $  (0.06)
                                                            ========    ========

Weighted average number of
shares outstanding (thousands)                                37,642      28,072
                                                            ========    ========


(See accompanying notes to consolidated financial statements)

GANDALF TECHNOLOGIES INC.
CONSOLIDATED STATEMENT OF CHANGES IN FINANCIAL POSITION
(Unaudited)
(Thousands of U.S. dollars)

                                                                13 Weeks Ended
                                                                     July 1
                                                            --------------------
                                                                1995        1994
                                                            --------    --------
Operating activities:
  Cash provided by (applied to) operations (note 8)         $  1,576    $   (514)
  Increase in operating working capital (note 9)                (202)     (2,170)
                                                            --------    --------
Cash provided by (applied to) operating activities             1,374      (2,684)
                                                            --------    --------
Financing activities:
  Issue of capital stock                                       6,423           -
  Conversion of 8.5% convertible debentures (note 5)          (6,197)          -
  Other                                                          302        (265)
                                                            --------    --------
Cash provided by (applied to) financing activities               528        (265)
                                                            --------    --------

Investing activities:
  Proceeds on disposal of investment                               -       1,263
  Purchase of fixed assets                                      (674)       (674)
  Other                                                          (34)          1
                                                            --------    --------
Cash provided by (applied to) investing activities              (708)        590
                                                            --------    --------

Effect of exchange rate changes on cash balances                 (81)         69
                                                            --------    --------
Increase (decrease) in cash position in the period             1,113      (2,290)

Cash position at beginning of period                           5,963      (5,239)
                                                            --------    --------
Cash position at end of period                              $  7,076    $ (7,529)
                                                            ========    ========

Cash position is comprised of:
  Cash and cash equivalents                                 $ 11,342    $  5,641
  Bank operating lines                                        (4,266)    (13,170)
                                                            --------     -------
                                                            $  7,076    $ (7,529)
                                                            ========    ========

(See accompanying notes to consolidated financial statements)

GANDALF TECHNOLOGIES INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)
(Thousands of U.S. dollars)


                                                         13 Weeks Ended
                                                             July 1
                                       ----------------------------------------------------
                                                   1995                     1994
                                       -------------------------  -------------------------
                                              Shares       Dollars       Shares     Dollars
                                           ---------     ---------    ---------   ---------
Capital Stock:
     Consisting of an unlimited
     number of common shares
     authorized, without par value
  Balance at beginning of period          35,238,064     $  91,644   28,072,333   $  79,811
  Issued:
     On conversion of debentures (note 5)  3,613,592         5,905            -           -
     On exercise of stock options             82,633           226            -           -
                                          ----------     ---------   ----------   ---------
  Balance at end of period                38,934,289     $  97,775   28,072,333   $  79,811
                                          ==========     =========   ==========   =========

Retained Earnings (Deficit):
  Balance at beginning of period                         $ (52,364)               $ (53,770)
  Net income (loss)                                             66                   (1,559)
                                                         ---------                ---------
  Balance at end of period                               $ (52,298)               $ (55,329)
                                                         =========                =========

Cumulative Translation Adjustment:
  Balance at beginning of period                         $  (4,838)               $  (6,932)
  Adjustment arising on translation of
     foreign subsidiaries' financial
     statements to U.S. dollars                                776                      438
  Adjustment relating to subsidiary loans
    designated as long-term investments                       (885)                     303
                                                         ---------                ---------
  Balance at end of period                               $  (4,947)               $  (6,191)
                                                         =========                =========


(See accompanying notes to consolidated financial statements)

GANDALF TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

All amounts are stated in U.S. dollars unless otherwise
indicated.   C$ refers to Canadian dollars.  Tabular amounts
are in thousands except per share data.


1.  INVENTORIES

                                                              July 1    March 31
                                                                1995        1995
                                                            --------    --------
Raw materials                                               $  3,673    $  3,336
Work-in-process                                                4,505       4,591
Finished goods                                                 6,722       7,303
                                                            --------    --------
                                                            $ 14,900    $ 15,230
                                                            ========    ========

2.  FIXED ASSETS

                                                              July 1    March 31
                                                                1995        1995
                                                            --------    --------
Cost:
  Land                                                      $    228    $    232
  Buildings                                                    4,716       4,725
  Equipment                                                   56,904      55,879
  Leasehold improvements                                       1,962       1,930
                                                           ---------    --------
                                                              63,810      62,766
Accumulated depreciation                                      45,599      44,147
                                                            --------    --------
Net book value                                              $ 18,211    $ 18,619
                                                            ========    ========

3.  BANK OPERATING LINES

The Company's authorized bank operating lines at July 1, 1995 totalled $19.0 million. At that time, there was sufficient margin available to borrow $14.8 million and $4.3 million was being utilized. Cash and short-term deposits held as of that date represented a further $11.3 million of available cash resources, and cash and unused credit lines totalled $21.8 million. Cash and unused credit lines at March 31, 1995 were $20.8 million. The authorized lines include two committed credit facilities with a Canadian chartered bank and a demand facility with a bank in the United Kingdom. They are secured by certain of the accounts receivable, inventories and other assets of the Company and bear interest at rates ranging from 0.5% to 2.5% above the respective banks' prime or base rates.

4.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

                                                              July 1    March 31
                                                                1995        1995
                                                            --------    --------
Trade accounts payable                                      $  6,695    $  7,341
Payroll, commissions and related taxes                         3,832       4,072
Accrued restructuring charges                                  2,626       3,033
Other payables                                                 5,162       5,266
Income and other taxes payable                                 1,677       1,657
                                                            --------    --------
                                                            $ 19,992    $ 21,369
                                                            ========    ========

5.  8.5% CONVERTIBLE DEBENTURES



                                                                            Shares Issued
                                     Aggregate Principal Amount     %     Upon Conversion
----------------------------------------------------------------------    ---------------
Balance at March 31, 1994             C$ 30,000     $ 21,681      100%
  Converted during the year             (15,939)     (11,533)     (53%)        6,782,519
  Impact of foreign exchange                 -           (97)       -
----------------------------------------------------------------------
Balance at March 31, 1995             C$ 14,061     $ 10,051       47%
  Converted during the quarter           (8,492)      (6,197)     (28%)        3,613,592
  Impact of foreign exchange                             201
----------------------------------------------------------------------
Balance at July 1, 1995               C$  5,569     $  4,055       19%
======================================================================

In November 1992 the Company issued 8.5% convertible debentures with an aggregate principal amount of C$30.0 million which mature in November 2002. At any time prior to maturity they are convertible into common shares of the Company at the option of the holder at a conversion price of C$2.35 (approximately $1.71) which would yield 425.53 common shares for each C$1,000 (approximately $728) of principal amount of debentures held. During the fourth quarter of fiscal 1995 approximately 53% of the original amount of debentures were converted into common shares.

During the first quarter of fiscal 1996 debentures with an aggregate principal amount of $6,197,000 were converted into 3,613,592 common shares. The resulting increase in capital stock of $5,905,000 was determined as the sum of the principal amount of the debentures converted ($6,197,000) plus interest accrued to the date of conversion ($95,000), net of the pro rata share of the associated unamortized deferred financing costs ($387,000).

At July 1, 1995 approximately 19% of the original principal amount of debentures remained outstanding which, if converted, would result in a maximum of 2,369,787 additional common shares being issued. The remaining outstanding debentures represent an unsecured direct obligation of the Company. After November 10, 1995 any outstanding debentures are redeemable by the Company provided that for the 20 trading days ending with the fifth trading day preceding the date on which the notice of redemption is first given, the weighted average market price at which the shares have traded on the TSE and NASDAQ is not less than 125% of the conversion price.

6.  RESTRUCTURING COSTS

Restructuring costs of $0.7 million during the first quarter of fiscal 1995 represented severance costs associated with the elimination of approximately 70 positions at the end of the first quarter in connection with an internal functional realignment.


7.  EARNINGS PER SHARE

Basic earnings (loss) per share figures are presented on the consolidated statement of income. These figures are calculated using the monthly weighted average number of common shares outstanding during the period. Fully diluted earnings per share information has not been presented as potential conversions are anti-dilutive.

For the first quarter of fiscal 1996 adjusted earnings per share is not materially different from the basic earnings per share figure. The calculation assumes that the conversion of debentures, which occurred during the first quarter of fiscal 1996, had occurred at the beginning of the quarter.


8.  CASH PROVIDED BY OPERATIONS

Cash provided by (applied to) operations is computed as follows:

<CAPITON>
                                                                 13 Weeks Ended
                                                                     July 1
                                                            ---------------------
                                                                1995         1994
                                                            --------     --------
Income (loss) from operations                               $    254     $   (818)
Depreciation and amortization                                  1,497        1,210
Interest paid                                                   (193)        (757)
Interest income and foreign exchange                              18           57
Other                                                              -         (206)
                                                            --------     --------
                                                            $  1,576     $   (514)
                                                            ========     ========


9.  INCREASE IN OPERATING WORKING CAPITAL

The increase in operating working capital is computed as follows:

                                                                 13 Weeks Ended
                                                                     July 1
                                                            ---------------------
                                                                1995         1994
                                                            --------     --------
Accounts receivable                                         $    657     $   (420)
Inventories                                                      330        1,768
Prepaid expenses                                                 172         (141)
Accounts payable and accrued liabilities                      (1,302)      (4,001)
Income taxes payable                                              20          178
Deferred revenue                                                 (37)          69
Foreign currency equity adjustment                               (42)         377
                                                            --------     --------
                                                            $   (202)    $ (2,170)
                                                            ========     ========
<PAGE




10.  UNITED STATES ACCOUNTING PRINCIPLES

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada ("Canadian GAAP") which in the case of the Company differ in the following material respects from those generally accepted in the United States ("U.S. GAAP").

(a) Under U.S. GAAP, financing and investing activities not involving a receipt or outlay of cash are excluded from the consolidated statement of changes in financial position. Accordingly, the following financing activities would not be presented in the consolidated statement of changes in financial position for the 13 weeks ended July 1, 1995 but would be shown supplementally.

     Conversion of 8.5% convertible debentures                  $ (6,197)
     Issue of capital stock on conversion of debentures         $  6,197

(b) Under U.S. GAAP, bank operating lines would not be included as a component of the cash position presented in the consolidated statement of changes in financial position. The change in bank operating lines would be presented as a financing activity and would therefore be included in the determination of the increase or decrease in cash position in the period.

(c) U.S. GAAP requires the calculation of primary earnings per share. This figure is not materially different from the basic earnings per share figure calculated under Canadian GAAP.




MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction
------------

The consolidated financial statements for the first quarter ended July
1, 1995, together with accompanying notes, should be read as an integral part of this review. These financial statements have been prepared by management in accordance with accounting principles generally accepted in Canada. Note 10 to the consolidated financial statements describes the impact, in the case of the Company, of differences between accounting principles generally accepted in Canada and the United States. All amounts are stated in U.S. dollars unless otherwise indicated. C$ refers to Canadian dollars. References to years are to fiscal years ended March 31.


Results of Operations - First Quarter Ended July 1, 1995
--------------------------------------------------------

The following table sets forth items derived from the quarterly consolidated statements of income as a percentage of revenues for the quarter ended July 1, 1995 and for each of the preceding four quarters. The column in the table entitled "Percentage Change Quarter
1, 1996 vs 1995" represents the percentage change, either favourable or (unfavourable), in the dollar amount of such items for the first quarter of 1996 compared with the first quarter of 1995.

                                                                                     Percentage
                                          Fiscal 1995                 Fiscal 1996        Change
                        ------------------------------------------    -----------     Quarter 1
                        Quarter 1  Quarter 2  Quarter 3  Quarter 4    Quarter 1   1996 vs. 1995
                        ---------  ---------  ---------  ---------    ---------   -------------
                                          (Thousands of dollars)
Revenues                  $29,718    $30,660    $29,751    $30,382      $28,650          (3.6)%
                          =======    =======    =======    =======      =======        =======

                                          (Percentage of Revenues)
Revenues:
  Product                   69.8%      71.0%      68.4%      68.9%        67.8%          (6.4)%
  Service                   30.2       29.0       31.6       31.1         32.2            2.9
                          -------    -------    -------    -------      -------
                           100.0%     100.0%     100.0%     100.0%       100.0%          (3.6
                          =======    =======    =======    =======      =======
Gross Profit:
  Product                   47.5%      49.0%      47.7%      47.6%        50.2%          (1.0)
  Service                   34.6       35.6       38.7       37.0         36.5            8.5
  Combined                  43.6       45.1       44.8       44.3         45.8            1.3

Expenses:
  Sales & marketing         29.4       26.1       26.4       28.1         28.6            6.2
  Administration & general   6.5        6.2        6.6        5.7          7.2           (7.4)
  Research & development     8.1        8.4        8.9        8.4          9.1           (7.5)
  Restructuring costs        2.3          -          -          -            -
                         -------    -------    -------    -------      -------
Income(loss)from operations (2.7)       4.4        2.9        2.1          0.9
Gain on sale of portfolio
  investment                   -          -        6.8          -            -
Interest expense            (2.7)      (2.7)      (2.7)      (1.8)        (0.7)
Interest income and foreign
  exchange                   0.2        0.3        0.2        0.4            -
                          -------    -------    -------    -------      -------
Net income (loss)           (5.2%)      2.0%       7.2%       0.7%         0.2%
                          =======    =======    =======    =======      =======

Revenues
--------
The following table sets forth revenues by geographic segment for the quarter ended July 1, 1995 and for each of the preceding four quarters. The table also includes the change in revenues, expressed as a percentage, in the first quarter of 1996 compared to the corresponding period of 1995.

                                                                                 Percentage
                                      Fiscal 1995                 Fiscal 1996        Change
                     ------------------------------------------   -----------     Quarter 1
                     Quarter 1  Quarter 2  Quarter 3  Quarter 4   Quarter 1   1996 vs. 1995
                     ---------  ---------  ---------  ---------   ---------  -------------
                                    (Thousands of dollars)
United States          $ 8,205    $ 8,085    $ 8,309    $ 7,948     $ 7,892          (3.8)%
Canada                   5,736      6,184      5,434      5,119       5,185          (9.6)
United Kingdom           8,927     10,186      8,648     10,178       8,407          (5.8)
Holland/France           4,040      3,358      4,379      3,995       4,643          14.9
International markets    2,810      2,847      2,981      3,142       2,523         (10.2)
                       -------    -------    -------    -------     -------
                       $29,718    $30,660    $29,751    $30,382     $28,650          (3.6)
                       =======    =======    =======    =======     =======

In the first quarter of 1996 total revenues were $28.7 million representing a decrease of 3.6% from total revenues of $29.7 million reported in the first quarter of 1995.
After adjusting for the impact of changes in foreign currency exchange rates over the last twelve months, particularily the strengthening of certain European currencies against the U.S. dollar, total revenues declined 7.8% in the first quarter of fiscal 1996 compared to the first quarter a year ago.

Product revenues for the first quarter of 1996 were $19.4 million. In the first quarter of 1995 such revenues were $20.7 million. The 6.4% decline in product revenues in the first quarter of 1996 compared to the first quarter a year ago is due to a decrease in demand for the Company's traditional products which has more than offset the growth in more recently introduced products.

Revenues in the North American market (United States and Canada) were $13.1 million in the first quarter of 1996, 6.2% lower than the first quarter of 1995. The Company's European direct sales markets (United Kingdom, Holland and France) reported revenues expressed in U.S. dollars of $13.0 million in the first quarter of 1996, essentially unchanged from the first quarter of 1995. When expressed in their domestic currencies, revenues in these markets declined 8.5% in the first quarter of 1996 compared to the first quarter of 1995. Revenues in the Company's other international markets were $2.5 million in the first quarter of 1996 compared to $2.8 million in the first quarter a year ago.

Gross Profit
------------

Gross margin on product revenues (product revenues minus the cost of product sales expressed as a percentage of product revenues) was 50.2% in the first quarter of 1996 compared with 47.5% in the first quarter of 1995. In general, the combined effect of lower manufacturing costs following restructuring actions taken in the fourth quarter of 1994 and the first quarter of 1995 and a more favourable product mix, has resulted in an improvement in the gross margin earned on product revenues. However, quarterly fluctuations, such as the improvement in the gross margin on product revenues in the first quarter of 1996 compared to the four quarters of 1995 may not be indicative of a trend in future performance.

The gross margin on service revenues (service revenues less service expenses expressed as a percentage of service revenues) was 36.5% in the first quarter of 1996 and 34.6% in the first quarter a year ago. The improvement in the service margin in the first quarter of 1996 compared to the first quarter of 1995 resulted from higher service revenues in the first quarter of 1996 compared to the corresponding period a year ago.

The combined gross profit (combined revenues minus cost of product sales and service expenses) was $13.1 million in the first quarter of 1996, essentially unchanged from the $13.0 million reported in the first quarter of 1995.


Operating Expenses
------------------

Operating expenses (sales and marketing, administration and general, and research and development) were $12.9 in the first quarter of 1996, compared to $13.1 million reported in the first quarter a year ago. The decrease in operating expenses occurred as a result of lower sales and marketing expenses in the first quarter of 1996 compared to the first quarter a year ago as a consequence of the functional realignment which took place at the end of the first quarter of 1995.

Restructuring costs of $0.7 million during the first quarter of 1995 represented severance costs associated with the elimination of approximately 70 additional positions at the end of the first quarter in connection with an internal functional realignment.

Since 1991, the Company has received funding of approximately $1.4 million and $2.6 million respectively under two projects approved through the Canadian federal government's Microelectronics and Systems Development Program ("MSDP"). The amount that is potentially repayable is calculated without interest as a royalty on revenues earned in the 10 years following the project completion date and is limited to the amount of funding received.

The first MSDP project was completed on March 31, 1995 and the Company began accruing the corresponding royalty at the beginning of the current fiscal year. The royalty for this project is 2% of consolidated gross revenues from the resulting products. The second MSDP project is expected to be completed during fiscal 1996 and the Company will commence accruing the corresponding royalty at that time. The royalty for this project is 1% of the Canadian subsidiary's total product revenues. The royalty payments are due annually between three and six months after the anniversary of the project completion date. The Company expects that the funding will be fully repaid within three to five years.

Income from Operations
----------------------

The Company reported income from operations of $0.3 million on revenues of $28.7 million for the first quarter of 1996. For the first quarter of 1995 the Company reported a loss from operations of $0.8 million on revenues of $29.7 million.


Interest Expense
----------------

Interest expense for the first quarter of 1996 was $0.2 million compared with $0.8 million in the first quarter of 1995. The decrease in interest expense occurred primarily as a result of the conversion to common shares of 8.5% convertible debentures during the fourth quarter of 1995 and the first quarter of 1996. The Company's obligation to pay interest is limited only to those debentures which are outstanding as of the semi-annual interest payment dates on May 10 and November 10 each year. Lower utilization of bank operating lines in the first quarter of 1996 compared to the first quarter a year ago also contributed to the year-over-year decrease in interest expense.


Net Income
----------

Net income for the first quarter of 1996 was $0.1 million, or breakeven on a per share basis, versus a net loss of $1.6 million or $0.06 per share in the first quarter a year ago.


Liquidity and Capital Resources
-------------------------------

The Company recorded positive cash flow of $1.1 million during the first quarter of 1996. During the twelve month period since July 1, 1994 (represented by the final three quarters of 1995 and the first quarter of 1996) the Company has reported positive cash flow of $14.6 million of which $13.2 million has been provided by operating activities. At July 1, 1995 the net cash position (cash and cash equivalents net of bank operating lines) was $7.1 million compared with a net cash position of $6.0 million at March 31, 1995 and net bank borrowings (bank operating lines net of cash and cash equivalents) of $7.5 million at July 1, 1994.

Cash provided by operating activities in the first quarter of 1996 was $1.4 million. Negative cash flow from operating activities in the first quarter of 1995 was $2.7 million inclusive of $2.3 million in payments for restructuring costs which had been accrued in the fourth quarter of 1994.

At July 1, 1995, the Company's authorized bank operating lines totalled $19.0 million. This included $15.4 million from two committed credit facilities with a Canadian chartered bank bearing interest at the bank's prime rate plus 0.5%. The additional authorized amount of $3.6 million related to a demand facility with a bank in the United Kingdom. The interest rate varies depending on borrowing levels and ranges from 2.0% to 2.5% above the bank's base rate.

The bank operating lines are secured by certain of the accounts receivable, inventories and other assets of the Company. The amount available for borrowing at any time under the facilities is based on margin formulas relating to levels of accounts receivable, inventories and other bank
<PAGE


covenants. Under such formulas, $14.8 million was available to the Company at July 1, 1995 and $4.3 million was being utilized. Cash and cash equivalents held as of that date represented a further $11.3 million of cash resources available to the Company. Cash and unused credit lines totalled $21.8 million at July 1, 1995, compared to $20.8 million at March 31, 1995 and $7.8 million at July 1, 1994.

During the fourth quarter of 1995 and the first quarter of 1996 approximately 81% of the original principal amount of the 8.5% convertible debentures, issued in November 1992, were converted to common shares of the Company in accordance with the terms of the debentures. At July 1, 1995 approximately 19% of the original principal amount of debentures remained outstanding which, if converted, would result in a maximum of 2,369,787 additional common shares being issued. The remaining outstanding debentures represent an unsecured direct obligation of the Company. After November 10, 1995 any outstanding debentures are redeemable by the Company provided that for the 20 trading days ending with the fifth trading day preceding the date on which the notice of redemption is first given, the weighted average market price at which the shares have traded on the TSE and NASDAQ is not less than 125% of the conversion price. At the end of the first quarter of 1996 the closing price of the Company's common shares on the Toronto Stock Exchange represented more than 500% of the conversion price.

The Company believes that its current financial base together with available credit facilities provides sufficient financial resources to meet its short-term operating requirements. The Company anticipates that its long-term cash requirements will be satisfied through future operating cash flows and the conversion or refinancing of term debt, the majority of which relates to the remaining outstanding debentures which it is anticipated will be converted to common shares during the 1996 fiscal year either at the option of the debenture holders on or before November 10, 1995 or as a result of redemption by the Company after November 10, 1995.

II - OTHER INFORMATION
----------------------

Item 6(a) - Exhibits
--------------------

10.11 Consulting Agreement, dated as of March 1, 1995 between Thomas Vassiliades and the Company.

10.12 Credit Agreement, dated as of May 30, 1995, between the Royal Bank of Canada and the Company.

10.13 Credit Agreement, dated as of May 30, 1995, between the Royal Bank of Canada and Gandalf Canada
         Limited/Gandalf Technologies Inc.


Item 6(b) - Report on Form 8-K
------------------------------
There were no reports on Form 8-K filed for the quarter ended
July 1, 1995.


SIGNATURES
----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GANDALF TECHNOLOGIES INC.


August 10, 1995                     s/T.A. VASSILIADES
-----------------------             ------------------
Date                                Thomas A. Vassiliades
                                    Chairman, President and Chief
                                    Executive Officer




August 10, 1995                     s/W.R. MACDONALD
----------------------              ----------------
Date                                Walter R. MacDonald
                                    Vice President, Finance
                                    and Chief Financial Officer