Form 10-Q
period 1995-09-30
GANDALF TECHNOLOGIES INC
filed 1995-11-14
CIK 355876

Gandalf Technologies Inc.
130 Colonnade Road South
Nepean, Ontario
K2E 7M4

November 14, 1995


Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.
USA   20549

Dear Sir/Madam:

Re:   Gandalf Technologies Inc. -- Quarterly Report of Form 10-Q
      Commission File No. 0-12643

Transmitted herewith in electronic format for filing with the Securities and Exchange Commission is the Quarterly Report on
Form 10-Q for Gandalf Technologies Inc. for the quarter ended
September 30, 1995.

If you have any comments or questions with respect to the foregoing, please contact the undersigned at (613) 274-6563.
Please acknowledge receipt of this letter and validation of documents by means of Compuserve to:

                          User ID#  72741,124
                             CIK:   0000355876

Yours truly,


s/Diana Cianciusi
Corporate Counsel

                   SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 1995       Commission file number 0-12643
                  ------------------                              -------

                    GANDALF TECHNOLOGIES INC.
----------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

     ONTARIO, CANADA                           NOT APPLICABLE
----------------------------           -------------------------------
(State or other jurisdiction of               (I.R.S. Employer
 incorporation or organization)               Identification No.)


130 COLONNADE ROAD SOUTH, NEPEAN, ONTARIO                 K2E 7M4
-----------------------------------------             ----------------
(Address of principal executive offices)               (Postal Code)


Registrant's telephone number, including area code      (613) 723-6500
                                                        --------------



                       NOT APPLICABLE
----------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.


*Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                         Yes   X    No
                             -----     -----

The number of shares outstanding as at October 31, 1995 was 40,082,796.

GANDALF TECHNOLOGIES INC.

INDEX


                                                                  Page No.
                                                                  --------

PART I    FINANCIAL INFORMATION


          Consolidated Balance Sheet                                 3

          Consolidated Statement of Income                           4

          Consolidated Statement of Changes in
          Financial Position                                         5

          Consolidated Statement of Shareholders' Equity             6

          Notes to Consolidated Financial Statements                 7

          Management's Discussion and Analysis of
          Financial Condition and Results of Operations             11


PART II   OTHER INFORMATION                                         16



SIGNATURE PAGE                                                      17



GANDALF TECHNOLOGIES INC.
CONSOLIDATED BALANCE SHEET
(Thousands of U.S. dollars)



                                                             Sept 30    March 31
                                                                1995        1995
                                                            --------    --------
                                                          (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                 $ 11,628    $ 11,817
  Accounts receivable                                         26,218      26,880
  Inventories (note 2)                                        14,754      15,230
  Other                                                        1,350       2,268
                                                            --------    --------
      Total current assets                                    53,950      56,195
Fixed assets (note 3)                                         17,576      18,619
Goodwill, net of amortization of $3,063
  (March 31, 1995:  $2,952)                                    3,351       3,462
Other assets                                                   2,611       3,232
                                                            --------    --------
      Total assets                                          $ 77,488    $ 81,508
                                                            ========    ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Bank operating lines (note 4)                             $  3,855    $  5,854
  Accounts payable and accrued liabilities (note 5)           19,147      21,369
  Deferred revenue                                             7,002       7,758
  Current portion of long-term debt                              300         157
                                                            --------    --------
      Total current liabilities                               30,304      35,138
Long-term debt                                                 2,274       1,877
8.5% convertible debentures, due 2002 (note 6)                 2,349      10,051

Shareholders' equity:
  Capital stock:
    Common shares, 40,056,196 issued and
    outstanding (March 31, 1995: 35,238,064) (note 7)         47,220      91,644
  Retained earnings (deficit) (note 7)                           101     (52,364)
  Cumulative translation adjustment                           (4,760)     (4,838)
                                                            --------    --------
      Total shareholders' equity                              42,561      34,442
                                                             --------   --------
      Total liabilities and shareholders' equity            $ 77,488    $ 81,508
                                                            ========    ========

(See accompanying notes to consolidated financial statements)



GANDALF TECHNOLOGIES INC.
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
(Thousands of U.S. dollars except per share amounts)


                                              13 Weeks Ended           26 Weeks Ended
                                               September 30             September 30
                                          ---------------------    --------------------
                                              1995         1994        1995        1994
                                          --------     --------    --------    --------
Revenues:
  Product                                 $ 18,401    $ 21,754     $ 37,815    $ 42,499
  Service                                    8,956       8,906       18,192      17,879
                                          --------     -------     --------    --------
                                            27,357      30,660       56,007      60,378
Operating expenses:
  Cost of product sales                      8,572      11,094       18,235      21,990
  Service expenses                           5,910       5,739       11,779      11,610
  Sales and marketing                        7,659       8,002       15,857      16,744
  Administration and general                 2,142       1,907        4,213       3,836
  Research and development                   2,839       2,581        5,434       4,994
  Restructuring costs                            -           -            -         685
                                          --------     -------     --------    --------
Income from operations                         235       1,337          489         519
Interest expense                              (136)       (823)        (342)     (1,621)
Interest income and foreign exchange           (64)         88          (46)        145
                                          --------     -------     --------    --------
Net income(loss) for the period           $     35    $    602     $    101    $   (957)
                                          ========     =======     ========    ========

Basic earnings (loss)
  per share (note 8)                      $      -    $   0.02     $      -    $  (0.03)
                                          ========     =======     ========    ========

Weighted average number of
  shares outstanding (thousands)            39,553      28,088       38,592      28,080
                                          ========     =======     ========    ========

(See accompanying notes to consolidated financial statements)


GANDALF TECHNOLOGIES INC.
CONSOLIDATED STATEMENT OF CHANGES IN FINANCIAL POSITION
(Unaudited)
(Thousands of U.S. dollars)


                                              13 Weeks Ended          26 Weeks Ended
                                               September 30            September 30
                                          ---------------------    --------------------
                                              1995         1994        1995        1994
                                          --------     --------    --------    --------
Operating activities:
  Cash provided by operations (note 9)     $ 1,169    $  2,164     $  2,745    $  1,650
  Increase in operating working
    capital (note 10)                         (125)       (797)        (327)     (2,967)
                                          --------     --------    --------    --------
Cash provided by (applied to)
  operating activities                       1,044       1,367        2,418      (1,317)
                                          --------     --------    --------    --------
Financing activities:
  Issue of capital stock                     1,878           -        8,301           -
  Conversion of 8.5% convertible
    debentures (note 6)                     (1,802)          -       (7,999)          -
  Other                                        149         (42)         451        (307)
                                          --------     --------    --------    --------
Cash provided by (applied to)
 financing activities                          225         (42)         753        (307)
                                          --------     --------    --------    --------

Investing activities:
  Purchase of fixed assets                    (484)       (611)      (1,158)     (1,285)
  Proceeds on disposal of investment             -           -            -       1,263
  Proceeds on disposal of fixed assets           -         109            -         109
  Other                                         (3)        (94)         (37)        (93)
                                          --------     --------    --------    --------
Cash applied to investing activities          (487)       (596)      (1,195)         (6)
                                          --------     --------    --------    --------
Effect of exchange rate changes on
  cash balances                                (85)         41         (166)        110
                                          --------     --------    --------    --------

Increase (decrease) in cash position
  in the period                                697         770        1,810      (1,520)

Cash position at beginning of period         7,076      (7,529)       5,963      (5,239)
                                          --------     --------    --------    --------
Cash position at end of period            $  7,773    $ (6,759)    $  7,773    $ (6,759)
                                          ========     ========    ========    ========

Cash position is comprised of:
  Cash and cash equivalents               $ 11,628    $  5,845     $ 11,628    $  5,845
  Bank operating lines                      (3,855)    (12,604)      (3,855)    (12,604)
                                          --------    --------     --------    --------
                                          $  7,773    $ (6,759)    $  7,773    $ (6,759)
                                          ========     ========    ========    ========


(See accompanying notes to consolidated financial statements)


GANDALF TECHNOLOGIES INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)
(Thousands of U.S. dollars)


                                                    13 Weeks Ended                                  26 Weeks Ended
                                                     September 30                                     September 30
                                   --------------------------------------------  --------------------------------------------
                                             1995                    1994                 1995                   1994
                                   ---------------------    -------------------  ---------------------  ---------------------
                                       Shares    Dollars      Shares    Dollars      Shares    Dollars      Shares    Dollars
                                   ----------  ---------   ---------  ---------  ----------   --------  ----------  ---------

Capital Stock:
     Consisting of an unlimited
     number of common shares
     authorized, without par value
  Balance at beginning of period   38,934,289  $  97,775  28,072,333  $  79,811  35,238,064  $  91,644  28,072,333  $  79,811

  Issued:
     On conversion of debentures
       (note 6)                     1,026,378      1,734           -          -   4,639,970      7,639           -          -
     On exercise of stock options      95,529         75      71,477         53     178,162        301      71,477         53
  Reduction in stated capital
       (note 7)                             -    (52,364)          -          -           -    (52,364)          -          -
                                   ----------  ---------  ----------  ---------  ----------  ---------  ----------  ---------
  Balance at end of period         40,056,196  $  47,220  28,143,810  $  79,864  40,056,196  $  47,220  28,143,810  $  79,864
                                   ==========  =========  ==========  =========  ==========  =========  ==========  =========

Retained Earnings (Deficit):
  Balance at beginning of period    $ (52,298)             $ (55,329)             $ (52,364)               (53,770)
  Net income (loss)                        35                    602                    101                   (957)
  Reduction in stated capital
       (note 7)                        52,364                      -                 52,364                      -
                                    ---------               --------               --------              ---------
  Balance at end of period          $     101              $ (54,727)             $     101              $ (54,727)
                                    =========               ========               ========              =========

Cumulative Translation Adjustment:
  Balance at beginning of period   $   (4,947)             $  (6,191)             $  (4,838)             $  (6,932)
  Adjustment arising on
    translation of foreign
    subsidiaries' financial
    statements to U.S. dollars            749                  1,051                  1,525                  1,489
  Adjustment relating to subsidiary
    loans designated as long-term
    investments                          (562)                  (744)                (1,447)                  (441)
                                    ---------              ---------              ---------             ----------
  Balance at end of period          $  (4,760)             $  (5,884)             $  (4,760)            $   (5,884)
                                    =========              =========              =========             ==========


(See accompanying notes to consolidated financial statements)

GANDALF TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

All amounts are stated in U.S. dollars unless otherwise indicated. C$ refers to Canadian dollars. Tabular amounts are in thousands.


1.  INTERIM FINANCIAL STATEMENTS

The consolidated financial statements at September 30, 1995 and for the three and six month periods then ended are unaudited and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. All such adjustments are of a normal recurring nature.


2.  INVENTORIES


                                                             Sept 30    March 31
                                                                1995        1995
                                                            --------    --------
Raw materials                                               $  3,990    $  3,336
Work-in-process                                                3,536       4,591
Finished goods                                                 7,228       7,303
                                                            --------    --------
                                                            $ 14,754    $ 15,230
                                                            ========    ========

3.  FIXED ASSETS


                                                             Sept 30    March 31
                                                                1995        1995
                                                            --------    --------
Cost:
  Land                                                      $    226    $    232
  Buildings                                                    4,746       4,725
  Equipment                                                   57,876      55,879
  Leasehold improvements                                       1,966       1,930
                                                           ---------    --------
                                                              64,814      62,766
Accumulated depreciation                                      47,238      44,147
                                                            --------    --------
Net book value                                              $ 17,576    $ 18,619
                                                            ========    ========

4.  BANK OPERATING LINES

The Company's authorized bank operating lines at September 30, 1995 totalled $19.2 million. At that time, there was sufficient margin available to borrow $14.3 million and $3.9 million was being utilized. Cash and short-term deposits held as of that date represented a further $11.6 million of available cash resources, and cash and unused credit lines totalled $22.0 million. Cash and unused credit lines at March 31, 1995 were $20.8 million. The authorized lines include two committed credit facilities with a Canadian chartered bank and a demand facility with a bank in the United Kingdom. They are secured by certain of the accounts receivable, inventories and other assets of the Company and bear interest at rates ranging from 0.5% to 2.5% above the respective banks' prime or base rates.

5.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

                                                             Sept 30    March 31
                                                                1995        1995
                                                            --------    --------
Trade accounts payable                                      $  7,247    $  7,341
Payroll, commissions and related taxes                         3,360       4,072
Accrued restructuring charges                                  2,210       3,033
Other payables                                                 4,949       5,266
Income and other taxes payable                                 1,381       1,657
                                                            --------    --------
                                                            $ 19,147    $ 21,369
                                                            ========    ========

6.  8.5% CONVERTIBLE DEBENTURES

                                                                            Shares Issued
                                     Aggregate Principal Amount     %     Upon Conversion
----------------------------------------------------------------------    ---------------

Balance at March 31, 1994             C$ 30,000     $ 21,681      100%
  Converted during the year             (15,939)     (11,533)     (53%)        6,782,519
  Impact of foreign exchange                 -           (97)       -
----------------------------------------------------------------------
Balance at March 31, 1995                14,061       10,051       47%
  Converted during the quarter           (8,492)      (6,197)     (28%)        3,613,592
  Impact of foreign exchange                             201
----------------------------------------------------------------------
Balance at July 1, 1995                   5,569        4,055       19%
  Converted during the quarter           (2,412)      (1,802)      (8%)        1,026,378
  Impact of foreign exchange                              96
----------------------------------------------------------------------
Balance at September 30, 1995         C$  3,157     $  2,349       11%
======================================================================

In November 1992 the Company issued 8.5% convertible debentures with an aggregate principal amount of C$30.0 million which mature in November 2002. At any time prior to maturity they are convertible into common shares of the Company at the option of the holder at a conversion price of C$2.35 (approximately $1.75) which would yield 425.53 common shares for each C$1,000 (approximately $740) of principal amount of debentures held. During the fourth quarter of fiscal 1995 approximately 53% of the original amount of debentures were converted into common shares.

During the first two quarters of fiscal 1996 debentures with an aggregate principal amount of $7,999,000 were converted into 4,639,970 common shares. The resulting increase in capital stock of $7,639,000 was determined as the sum of the principal amount of the debentures converted ($7,999,000) plus interest accrued to the date of conversion ($135,000), net of the pro rata share of the associated unamortized deferred financing costs ($495,000).

At September 30, 1995 approximately 11% of the original principal amount of debentures remained outstanding which, if converted, would result in a maximum of 1,343,404 additional common shares being issued. The remaining outstanding debentures represent an unsecured direct obligation of the Company. After November 10, 1995 any outstanding debentures are redeemable by the Company provided that for the 20 trading days ending with the fifth trading day preceding the date on which the notice of redemption is first given, the weighted average market price at which the shares have traded on the TSE and NASDAQ is not less than 125% of the conversion price. The Company has filed a notice of its intention to redeem all outstanding debentures on November 13, 1995.

7.  REDUCTION IN STATED CAPITAL

On August 10, 1995 the shareholders of the Company passed a special resolution authorizing a reduction in statutory stated capital in respect of the common shares by $52,364,000. This resulted in a corresponding reduction in the accumulated deficit as shown on the consolidated balance sheet and the consolidated statement of shareholders' equity.


8.  EARNINGS PER SHARE


Basic earnings (loss) per share figures are presented on the consolidated statement of income. These figures are calculated using the monthly weighted average number of common shares outstanding during the period. Fully diluted earnings per share information has not been presented as potential conversions are anti-dilutive.

For the six month period ended September 30, 1995 adjusted earnings per share were not materially different from the basic earnings per share figure. The calculation assumes that the conversion of debentures, which occurred during the first two quarters of fiscal 1996, had occurred at the beginning of the year.


9.  CASH PROVIDED BY OPERATIONS

    Cash provided by operations is computed as follows:

                                              13 Weeks Ended          26 Weeks Ended
                                               September 30            September 30
                                          --------------------     --------------------
                                              1995         1994        1995        1994
                                          --------     --------    --------    --------
        Income from operations            $    235    $  1,337     $    489    $    519
        Depreciation and amortization        1,129       1,527        2,626       2,737
        Interest paid                         (131)       (788)        (324)     (1,545)
        Interest income and foreign exchange   (64)         88          (46)        145
        Other                                    -           -            -        (206)
                                          --------    --------     --------    --------
                                          $  1,169    $  2,164     $  2,745    $  1,650
                                          ========    ========     ========    ========

10. INCREASE IN OPERATING WORKING CAPITAL

    The increase in operating working capital is computed as follows:

                                              13 Weeks Ended          26 Weeks Ended
                                               September 30            September 30
                                          ---------------------     ------------------
                                              1995         1994        1995        1994
                                          --------     --------    --------    --------
        Accounts receivable               $      5    $   (505)    $    662    $   (925)
        Inventories                            146       1,720          476       3,488
        Prepaid expenses                       746         238          918          97
        Accounts payable and accrued
          liabilities                         (516)     (2,217)      (1,818)     (6,218)
        Income taxes payable                  (298)         47         (278)        225
        Deferred revenue                      (719)       (630)        (756)       (561)
        Foreign currency equity adjustment     511         550          469         927
                                          --------     --------    --------    --------
                                          $   (125)   $   (797)    $   (327)   $ (2,967)
                                          ========    ========     ========    ========

11. UNITED STATES ACCOUNTING PRINCIPLES

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada ("Canadian GAAP") which in the case of the Company differ in the following material respects from those generally accepted in the United States ("U.S. GAAP").

(a)	Under U.S. GAAP, financing and investing activities not
involving a receipt or outlay of cash are excluded from the consolidated statement of changes in financial position. Accordingly, the following financing activities would not be presented in the consolidated statement of changes in financial position but would be shown supplementally.

                                              13 Weeks Ended          26 Weeks Ended
                                               September 30            September 30
                                          ---------------------     ------------------
                                              1995         1994        1995        1994
                                          --------     --------    --------    --------
       Conversion of 8.5% convertible
         debentures                       $ (1,802)            -   $ (7,999)          -
       Issue of capital stock on
         conversion of debentures         $  1,802             -      7,999           -

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

(d)	Reductions in stated capital and deficit, as described under note 7 are not recorded under U.S. GAAP.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction
------------
The consolidated financial statements for the second quarter ended September 30, 1995, together with accompanying notes, should be read as an integral part of this review. These financial statements have been prepared by management in accordance with accounting principles generally accepted in Canada.

Note 11 to the consolidated financial statements describes the impact, in the case of the Company, of differences between accounting principles generally accepted in Canada and the United States. All amounts are stated in U.S. dollars unless otherwise indicated. C$ refers to Canadian dollars. References to years are to fiscal years ended March 31.


Results of Operations - Second Quarter Ended September 30, 1995
---------------------------------------------------------------
The following table sets forth items derived from the quarterly consolidated statements of income as a percentage of revenues for the quarter ended September 30, 1995 and for each of the preceding four quarters. The column in the table entitled "Percentage Change Quarter 2, 1996 vs 1995" represents the percentage change, either favourable or (unfavourable), in the dollar amount of such items for the second quarter of 1996 compared with the second quarter of 1995.



                                                                                     Percentage
                                  Fiscal 1995                  Fiscal 1996               Change
                        -------------------------------    --------------------       Quarter 2
                        Quarter 2  Quarter 3  Quarter 4    Quarter 1  Quarter 2   1996 vs. 1995
                        ---------  ---------  ---------    ---------  ---------   -------------
                                          (Thousands of dollars)
Revenues                  $30,660    $29,751    $30,382      $28,650    $27,357         (10.8)%
                          =======    =======    =======      =======    =======        =======

                                          (Percentage of Revenues)
Revenues:
  Product                   71.0%      68.4%      68.9%        67.8%      67.3%         (15.4)%
  Service                   29.0       31.6       31.1         32.2       32.7            0.6
                          -------    -------    -------      -------    -------
                           100.0%     100.0%     100.0%       100.0%     100.0%         (10.8)
                          =======    =======    =======      =======    =======
Gross Margin:
  Product                   49.0%      47.7%      47.6%        50.2%      53.4%          (7.8)
  Service                   35.6       38.7       37.0         36.5       34.0           (3.8)
  Combined                  45.1       44.8       44.3         45.8       47.1           (6.9)

Expenses:
  Sales & marketing         26.1       26.4       28.1         28.6       28.0           (4.3)
  Administration & general   6.2        6.6        5.7          7.2        7.8           12.3
  Research & development     8.4        8.9        8.4          9.1       10.4            9.9
                         -------    -------    -------      -------    -------
Income from operations       4.4        2.9        2.1          0.9        0.9
Gain on sale of portfolio
  investment                   -        6.8          -            -          -
Interest expense            (2.7)      (2.7)      (1.8)        (0.7)      (0.5)
Interest income and
  foreign exchange           0.3        0.2        0.4            -       (0.3)
                          -------    -------    -------      -------    -------
Net income                   2.0%       7.2%       0.7%         0.2%       0.1%
                          =======    =======    =======      =======    =======



Revenues
--------

The following two tables set forth product and service revenues by geographic segment for the quarter ended September 30, 1995 and for each of the preceding four quarters. The table also includes the change in revenues, expressed as a percentage, in the second quarter of 1996 compared to the corresponding period of 1995.



                                                                                   Percentage
                               Fiscal 1995                    Fiscal 1996              Change
                     -------------------------------    ---------------------       Quarter 2
                     Quarter 2  Quarter 3  Quarter 4    Quarter 1   Quarter 2   1996 vs. 1995
                     ---------  ---------  ---------    ---------   ---------   -------------
                                              (Thousands of dollars)
Product Revenues:
United States          $ 5,804    $ 6,048    $ 5,578      $ 5,733    $ 6,243           7.6%
Canada                   4,665      3,491      3,443        3,438      3,642         (21.9)
United Kingdom           6,717      5,129      6,474        4,905      3,783         (43.7)
Holland/France           1,759      2,774      2,350        2,853      2,272          29.2
International markets    2,809      2,921      3,094        2,485      2,461         (12.4)
                       -------    -------    -------      -------    -------
                       $21,754    $20,363    $20,939      $19,414    $18,401         (15.4)%
                       =======    =======    =======      =======    =======

Service Revenues:
United States          $ 2,281    $ 2,261    $ 2,370      $ 2,159    $ 2,078          (8.9%)
Canada                   1,519      1,943      1,676        1,747      1,598           5.2
United Kingdom           3,469      3,519      3,704        3,502      3,445          (0.7)
Holland/France           1,637      1,665      1,693        1,828      1,835          12.1
                       -------    -------    -------      -------    -------
                       $ 8,906    $ 9,388    $ 9,443      $ 9,236    $ 8,956           0.6%
                       =======    =======    =======      =======    =======


The following three tables set forth, for the twenty-six weeks ended September 30, 1995 and for each of the two preceding full fiscal years, product revenues by geographic segment and product group expressed as a percentage of total product revenues. These amounts have been calculated assuming constant rates of exchange in the translation of foreign currency amounts to U.S. dollars. Remote access products primarily include internetworking products sold under the names Gandalf Xpressway (TM), XpressStack (TM) and XpressConnnect (TM) LANLine. Remote access products represent a subset of the Company's total LAN internetworking product line. The other three product groups shown below represent traditional product areas for the Company which include wide area networking (WAN) backbone products; modems, multiplexers and local connectivity products; and other products which primarily represent third party products.

                                                   Modems/
                                               Multiplexers/
                         Remote       WAN          Local
                         Access     Backbone   Connectivity     Other     Total
                        -------    ---------   -------------   -------   -------
Fiscal 1994:
United States              7%          3%           9%            7%       26%
Canada                     5           1            9             2        17
United Kingdom             6           6           10             5        27
Holland/France             3           1            4             3        11
International markets      4           7            5             3        19
                         ---         ---          ---           ---       ---
                          25%         18%          37%           20%      100%
                         ===         ===          ===           ===       ===

                                                   Modems/
                                               Multiplexers/
                         Remote       WAN          Local
                         Access     Backbone   Connectivity     Other     Total
                        -------    ---------   -------------   -------   -------
Fiscal 1995:
United States             15%          1%           8%            4%       28%
Canada                     9           2            7             1        19
United Kingdom            12           3            9             4        28
Holland/France             6           1            3             1        11
International markets      7           3            2             2        14
                         ---         ---          ---           ---       ---
                          49%         10%          29%           12%      100%
                         ===         ===          ===           ===       ===

Fiscal 1996 (Year to Date):
United States             25%          2%           5%            1%       33%
Canada                    12           2            5             -        19
United Kingdom            11           2            7             3        23
Holland/France             7           1            2             2        12
International markets      7           2            4             -        13
                         ---         ---          ---           ---       ---
                          62%          9%          23%            6%      100%
                         ===         ===          ===           ===       ===

Sales of the Company's remote access products in the United States market during the second quarter of 1996 were $5.2 million, 34% higher than the first quarter of 1996 and 92% higher than the second quarter a year ago. Remote access products represented more than 80% of revenues from the sale of products in the U.S. market during the second quarter of 1996. The corresponding figures for the full 1995 and 1994 fiscal years were 55% and 26% respectively.

Revenues in the United Kingdom during the first half of 1996 have been affected by a decline in sales in the three traditional product areas, as described in the paragraph preceding the three tables above.
Revenues from the sale of these products, representing more than half of product revenues in this market during 1995, declined 51% from the second quarter of 1995 to the second quarter of 1996.


Gross Margin
------------

The gross margin on product revenues (product revenues minus the cost of product sales expressed as a percentage of product revenues) was 53.4% in the second quarter of 1996 compared with 49.0% in the second quarter of 1995. In general, the combined effect of lower manufacturing costs following restructuring actions taken in the fourth quarter of 1994 and the first quarter of 1995 and a more favourable product mix, has resulted in an improvement in the gross margin earned on product revenues. However, quarterly fluctuations, such as the improvement in the gross margin on product revenues in both the first and second quarters of 1996 compared to the four quarters of 1995 may not be indicative of a trend in future performance.

The gross margin on service revenues (service revenues less service expenses expressed as a percentage of service revenues) was 34.0% in the second quarter of 1996 and 35.6% in the second quarter a year ago. Quarterly fluctuations in the level of service revenues during fiscal 1995 and 1996 have been the primary factor influencing changes in the gross margin on service revenues.

The combined gross profit (total revenues minus cost of product sales and service expenses) was $12.9 million in the second quarter of 1996, compared to $13.8 million reported in the second quarter of 1995.

Operating Expenses
------------------


Sales and marketing, and administration and general expenses were $9.8 million in the second quarter of 1996, compared to $9.9 million reported in the second quarter a year ago. For the first two quarters of 1996, sales and marketing, and administration and general expenses were $20.0 million, a decrease of $0.5 million over the corresponding period in the prior fiscal year. This decrease occurred primarily as a result of expense reductions following a functional realignment at the end of the first quarter of 1995.

Research and development expenses increased by 9.9% from the second quarter of 1995 to the second quarter of 1996. This increase is primarily attributable to accruals established for the repayment of government funding under the MSDP program as described below.

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

The first MSDP project was completed on March 31, 1995 and the Company began accruing the corresponding royalty at the beginning of the current fiscal year. The royalty for this project is 2% of consolidated gross revenues from the resulting products. The second MSDP project was completed on September 30, 1995 and the Company will commence accruing the corresponding royalty in October 1995. The royalty for this project is 1% of the Canadian subsidiary's total product revenues. The royalty payments are due annually between three and six months after the anniversary of the project completion date. The Company expects that the funding will be fully repaid within three to five years.

During the first quarter of fiscal 1995, the company recorded restructuring costs of $0.7 million which were associated with the elimination of approximately 70 positions in connection with an internal functional realignment.

Income from Operations
----------------------

The Company reported income from operations of $0.2 million on revenues of $27.4 million for the second quarter of 1996. For the second quarter of 1995 the Company reported income from operations of $1.3 million on revenues of $30.1 million. Income from operations for the twenty-six weeks ended September 30, 1995 was $0.5 million, essentially unchanged from the same period in the previous fiscal year.


Interest Expense
----------------

Interest expense for the second quarter of 1996 was $0.1 million compared with $0.8 million in the second quarter of 1995. Interest expense has declined primarily as a result of the conversion to common shares of 8.5% convertible debentures during the period from the fourth quarter of 1995 to the second quarter of 1996. The Company's obligation to pay interest is limited only to those debentures which are outstanding as of the semi-annual interest payment dates on May 10 and November 10 each year. The Company has filed a notice of its intention to redeem all outstanding debentures on November 13, 1995. Lower utilization of bank operating lines in the second quarter of 1996 compared to the second quarter a year ago has also contributed to the year-over-year decrease in interest expense.


Net Income
----------

Net income for the second quarter of 1996 was $35,000, or breakeven on a per share basis, versus net income of $602,000 or $0.02 per share in the second quarter a year ago. The Company reported net income of $0.1 million for the twenty-six weeks ended September 30, 1995, compared to a net loss of $1.0 million for the corresponding period in 1995.

Liquidity and Capital Resources
-------------------------------

The Company recorded positive cash flow of $0.7 million during the second quarter of 1996. During the fifteen month period since July 1, 1994 (represented by the final three quarters of 1995 and the first two quarters of 1996) the Company has reported positive cash flow of $15.3 million of which $14.2 million has been provided by operating activities. At September 30, 1995 the net cash position (cash and cash equivalents net of bank operating lines) was $7.8 million compared with a net cash position of $6.0 million at March 31, 1995 and net bank borrowings (bank operating lines net of cash and cash equivalents) of $6.8 million at September 30, 1994.

At September 30, 1995, the Company's authorized bank operating lines totalled $19.2 million. This included $15.6 million from two committed credit facilities with a Canadian chartered bank bearing interest at the bank's prime rate plus 0.5%. The additional authorized amount of $3.6 million related to a demand facility with a bank in the United Kingdom. The interest rate varies depending on borrowing levels and ranges from 0.5% to 2.5% above the bank's base rate.

The bank operating lines are secured by certain of the accounts receivable, inventories and other assets of the Company. The amount available for borrowing at any time under the facilities is based on margin formulas relating to levels of accounts receivable, inventories and other bank covenants. Under such formulas, $14.3 million was available to the Company at September 30, 1995 and $3.9 million was being utilized. Cash and cash equivalents held as of that date represented a further $11.6 million of cash resources available to the Company. Cash and unused credit lines totalled $22.0 million at September 30, 1995, compared to $20.8 million at March 31, 1995 and $10.5 million at September 30, 1994.

During the fourth quarter of 1995 and the first two quarters of 1996 approximately 89% of the original principal amount of the 8.5% convertible debentures, issued in November 1992, were converted to common shares of the Company in accordance with the terms of the debentures. At September 30, 1995 approximately 11% of the original principal amount of debentures remained outstanding which, if converted, would result in a maximum of 1,343,404 additional common shares being issued. The remaining outstanding debentures represent an unsecured direct obligation of the Company. After November 10, 1995 any outstanding debentures are redeemable by the Company provided that for the 20 trading days ending with the fifth trading day preceding the date on which the notice of redemption is first given, the weighted average market price at which the shares have traded on the TSE and NASDAQ is not less than 125% of the conversion price. The Company has filed notice with the trustee under the debenture indenture to redeem all remaining outstanding debentures on November 13, 1995. The Company's common shares have recently traded at more than three times the conversion price associated with the debentures and, accordingly, the Company anticipates that the remaining outstanding will likely be submitted for conversion rather than redemption.

The Company believes that its current financial base together with available credit facilities provides sufficient financial resources to meet its short-term operating requirements. The Company currently anticipates that its long-term cash requirements will be satisfied through future operating cash flows.

II - OTHER INFORMATION
----------------------

Item 4 - Submission of Matters to a Vote of Security Holders
---------------------------------------------------------------
At the Annual Meeting of Shareholders held August 10, 1995, resolutions were adopted for

(a)	the election of directors as follows:

              Name                      For                   Withheld
       Desmond Cunningham            27,173,382                20,467
       Alex Curran                   27,189,382                 4,467
       John Gamba                    27,185,932                 7,917
       Charles Gardner               27,190,382                 3,467
       Donald Gleklen                27,179,437                14,412
       Robert Keith                  27,191,382                 2,467
       A. Graham Sadler              27,191,382                 2,467
       Albert Sinyor                 27,186,532                 7,317
       Thomas A. Vassiliades         27,190,382                 3,467

(b)	the appointment of KPMG Peat Marwick Thorne as auditors, (votes for -
27,162,575; withheld - 29,196),

(c)	amendments to quorum requirements reducing the quorum for the transaction of business at any meeting of the shareholders from 2 persons not holding less than 50% of the outstanding shares of the Company to 2 persons not holding less than 30% of the outstanding shares of the Company, (votes for - 14,247,341; against - 737,328),

(d)	amendments to Stock Option Plan for Executives and Directors (votes for - 13,264,158; against - 2,024,443) to:

	increase by 1,800,000 common shares to 5,234,020 the maximum aggregate number of commons shares of the Company that may be issued under the stock option plan;

	grant 960,000 options to purchase common shares to eleven members of the Company's senior management;

	grant each director of the Company 10,000 options to purchase common shares upon their initial election to the Board, and a further 5,000 options upon re-election, to a maximum of 50,000 options per director;

	grant 80,000 optioned shares to the members of the Board of Directors,

(e)	amendments to the Employee Stock Purchase Plan to remove the limit of
10% of issued capital on shares reserved for issuance under this plan and to reserve for issuance an additional 200,000 shares of the Company, (votes for - 13,531,831; against - 1,464,923),

(f)	special resolution approving the reduction of stated capital by
$52,364,000 and as a consequence, eliminating the accumulated deficit of the Company, (votes for - 14,845,055; against - 147,101).




Item 6(b) - Report on Form 8-K
------------------------------
There were no reports on Form 8-K filed for the quarter ended September 30, 1995.

SIGNATURES
----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 GANDALF TECHNOLOGIES INC.

November 9, 1995                  BY:  s/THOMAS A. VASSILIADES
-------------------------         ----------------------------
Date                              Thomas A. Vassiliades
                                  Chairman, President and
                                  Chief Executive Officer

November 9, 1995                  BY:  s/WALTER R. MACDONALD
--------------------------        ---------------------------
Date                              Walter R. MacDonald
                                  Vice President, Finance and
                                  Chief Financial Officer