Form 10-Q
period 1995-12-30
GANDALF TECHNOLOGIES INC
filed 1996-01-30
CIK 355876

Gandalf Technologies Inc.
130 Colonnade Road South
Nepean, Ontario
K2E 7M4

January 26, 1996


Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.
USA   20549

Dear Sir/Madam:

Re:   Gandalf Technologies Inc. Quarterly Report of Form 10-Q
      Commission File No. 0-12643

Transmitted herewith in electronic format for filing with the Securities and Exchange Commission is the Quarterly Report on
Form 10-Q for Gandalf Technologies Inc. for the quarter ended
December 30, 1995.

If you have any comments or questions with respect to the foregoing, please contact the undersigned at (613) 274-6563.
Please acknowledge receipt of this letter and validation of documents by means of Compuserve to:

                          User ID#  72741,124
                             CIK:   0000355876

Yours truly,


s/Diana Cianciusi
Corporate Counse

                   SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended December  30, 1995
Commission file number 0-12643
------------------ -------

                    GANDALF TECHNOLOGIES INC.
---------------------------------------------------------------
(Exact name of registrant as specified in its charter)

     ONTARIO, CANADA                           NOT APPLICABLE
----------------------------           ------------------------
(State or other jurisdiction of            (I.R.S. Employer
 incorporation or organization)             Identification No.)


130 COLONNADE ROAD SOUTH, NEPEAN, ONTARIO              K2E 7M4
-----------------------------------------             ---------
(Address of principal executive offices)          (Postal Code)


Registrant's telephone number, including area code
                                     (613) 274-6500




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

The number of shares outstanding as at December 31, 1995 was 42,749,830.

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



GANDALF TECHNOLOGIES INC.
CONSOLIDATED BALANCE SHEET
(Thousands of U.S. dollars)



                                                         December 30    March 31
                                                                1995        1995
                                                         -----------    --------
                                                          (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                 $ 14,611    $ 11,817
  Accounts receivable                                         25,527      26,880
  Inventories (note 2)                                        13,518      15,230
  Other                                                        1,373       2,268
                                                            --------    --------
      Total current assets                                    55,029      56,195
Fixed assets (note 3)                                         16,902      18,619
Goodwill, net of amortization of $3,118
  (March 31, 1995:  $2,952)                                    3,296       3,462
Other assets                                                   2,349       3,232
                                                            --------    --------
      Total assets                                          $ 77,576    $ 81,508
                                                            ========    ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Bank operating lines (note 4)                             $  2,786    $  5,854
  Accounts payable and accrued liabilities (note 5)           17,756      21,369
  Deferred revenue                                             5,872       7,758
  Current portion of long-term debt                              266         157
                                                            --------    --------
      Total current liabilities                               26,680      35,138
Long-term debt                                                 2,297       1,877
8.5% convertible debentures, due 2002 (note 6)                     -      10,051

Shareholders' equity:
  Capital stock:
    Common shares, 42,749,830 issued and
    outstanding (March 31, 1995: 35,238,064) (note 7)         53,683      91,644
  Retained earnings (deficit) (note 7)                           193     (52,364)
  Cumulative translation adjustment                           (5,277)     (4,838)
                                                            --------    --------
      Total shareholders' equity                              48,599      34,442
                                                            --------    --------
      Total liabilities and shareholders' equity            $ 77,576    $ 81,508
                                                            ========    ========

(See accompanying notes to consolidated financial statements)



GANDALF TECHNOLOGIES INC.
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
(Thousands of U.S. dollars except per share amounts)


                                              13 Weeks Ended           39 Weeks Ended
                                               December 30              December 30
                                          --------------------     --------------------
                                              1995        1994         1995        1994
                                          --------    --------     --------    --------
Revenues:
  Product                                 $ 19,326    $ 20,363     $ 57,141    $ 62,862
  Service                                    8,845       9,388       27,037      27,267
                                          --------    --------     --------    --------
                                            28,171      29,751       84,178      90,129
Operating expenses:
  Cost of product sales                      9,179      10,661       27,414      32,651
  Service expenses                           6,096       5,754       17,875      17,364
  Sales and marketing                        7,892       7,854       23,749      24,598
  Administration and general                 2,102       1,957        6,315       5,793
  Research and development                   2,895       2,658        8,329       7,652
  Restructuring costs                            -           -            -         685
                                          --------    --------     --------    --------
Income from operations                           7         867          496       1,386
Interest expense                              (108)       (795)        (450)     (2,416)
Interest income and foreign exchange           193          58          147         203
Gain on sale of portfolio investment             -       2,024            -       2,024
                                          --------    --------     --------    --------
Net income for the period                 $     92    $  2,154     $    193    $  1,197
                                          ========    ========     ========    ========

Earnings per share (note 8):
  Basic                                   $     -     $   0.08     $      -    $   0.04
                                          ========    ========     ========    ========
  Fully diluted                                       $   0.06
                                                      ========

Weighted average number of
  shares outstanding (thousands):
  Basic                                     41,358      28,145       39,520      28,101
                                          ========    ========     ========    ========
  Fully diluted                                         43,320
                                                      ========
(See accompanying notes to consolidated financial statements)


GANDALF TECHNOLOGIES INC.
CONSOLIDATED STATEMENT OF CHANGES IN FINANCIAL POSITION
(Unaudited)
(Thousands of U.S. dollars)
                                              13 Weeks Ended          39 Weeks Ended
                                               December 30             December 30
                                          ---------------------    --------------------
                                              1995         1994        1995        1994
                                          --------     --------    --------    --------
Operating activities:
  Cash provided by operations (note 9)    $  1,489    $   1,612    $  4,234    $  3,262
  Decrease (increase) in operating
    working capital (note 10)                 (866)       2,482      (1,193)       (485)
                                          --------    ---------    --------    --------
Cash provided by
  operating activities                         623        4,094       3,041       2,777
                                          --------    ---------    --------    --------
Financing activities:
  Issue of capital stock                     6,543            4      14,844          57
  Conversion of 8.5% convertible
    debentures (note 6)                     (2,337)           -     (10,336)          -
  Other                                         30          (72)        481        (432)
                                          --------    ---------    --------    --------
Cash provided by (applied to)
  financing activities                       4,236          (68)      4,989        (375)
                                          --------    ---------    --------    --------

Investing activities:
  Purchase of fixed assets                    (782)        (425)     (1,940)     (1,710)
  Proceeds on disposal of investment             -        2,594           -       3,857
  Proceeds on disposal of fixed assets           -           96           -         205
  Other                                         22          168         (15)         75
                                          --------    ---------    --------    --------
Cash provided by (applied to)
  investing activities			      (760)       2,433      (1,955)      2,427
                                          --------    ---------    --------    --------
Effect of exchange rate changes on
  cash balances                                (47)          (9)       (213)        101
                                          --------    ---------    --------    --------

Increase in cash position
  in the period                              4,052        6,450       5,862       4,930

Cash position at beginning of period         7,773       (6,759)      5,963      (5,239)
                                          --------    ---------    --------    --------
Cash position at end of period            $ 11,825    $    (309)   $ 11,825    $   (309)
                                          ========    =========    ========    ========

Cash position is comprised of:
  Cash and cash equivalents               $ 14,611    $  10,063    $ 14,611    $ 10,063
  Bank operating lines                      (2,786)     (10,372)     (2,786)    (10,372)
                                          --------    ---------    --------    --------
                                          $ 11,825    $    (309)   $ 11,825    $   (309)
                                          ========    =========    ========    ========
(See accompanying notes to consolidated financial statements)


GANDALF TECHNOLOGIES INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)
(Thousands of U.S. dollars)


                                                         13 Weeks Ended                                  39 Weeks Ended
                                                          December 30                                     December 30
                                          ----------------------------------------- ----------------------------------------
                                                     1995               1994               1995                  1994
                                          --------------------- ------------------- --------------------  ------------------
                                              Shares    Dollars   Shares    Dollars     Shares   Dollars    Shares   Dollars
                                          ----------  --------- --------  --------- ----------  --------  --------- --------

Capital Stock:
     Consisting of an unlimited
     number of common shares
     authorized, without par value
  Balance at beginning of period          40,056,196 $  47,220 28,143,810 $  79,864 35,238,064 $  91,644 28,072,333 $  79,811
  Issued:
     On conversion of debentures (note 6)  1,343,402     2,200          -         -  5,983,372     9,839          -        -
     Exercise of stock options             1,221,834     2,859          -         -  1,399,996     3,160          -        -
     Other                                   128,398     1,404      3,500         4    128,398     1,404     74,977        57
  Reduction in stated capital (note 7)             -         -          -         -          -   (52,364)         -        -
                                          ---------- --------- ---------- --------- ---------- --------- ---------- ---------
  Balance at end of period                42,749,830 $  53,683 28,147,310 $  79,868 42,749,830 $  53,683 28,147,310 $  79,868
                                          ========== ========= ========== ========= ========== ========= ========== =========

Retained Earnings (Deficit):
  Balance at beginning of period                     $     101            $ (54,727)           $ (52,364)           $ (53,770)
  Net income                                                92                2,154                  193                1,197
  Reduction in stated capital (note 7)                       -                    -               52,364                    -
                                                     ---------            ---------            ---------            ---------
  Balance at end of period                           $     193            $ (52,573)           $     193            $ (52,573)
                                                     =========            ==========           =========            =========

Cumulative Translation Adjustment:
  Balance at beginning of period                     $  (4,760)           $   (5,884)          $  (4,838)           $ (6,932)
  Adjustment arising on translation of
     foreign subsidiaries' financial
     statements to U.S. dollars                           (850)               (1,347)                675                 144
  Adjustment relating to subsidiary loans
    designated as long-term investments                    333                 1,296              (1,114)                853
                                                     ---------            ----------           ----------           ---------
Balance at end of period                             $  (5,277)           $   (5,935)          $   (5,277)          $  (5,935)
                                                     =========            ==========           ==========           =========

(See accompanying notes to consolidated financial statements)





GANDALF TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

All amounts are stated in U.S. dollars unless otherwise indicated. C$ refers to Canadian dollars. Tabular amounts are in thousands.


1.  INTERIM FINANCIAL STATEMENTS

The consolidated financial statements at December 30, 1995 and for the thirteen and thirty-nine week periods then ended are unaudited and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. All such adjustments are of a normal recurring nature.


2.  INVENTORIES


                                                         December 30    March 31
                                                                1995        1995
                                                         -----------    --------
Raw materials                                               $  3,558    $  3,336
Work-in-process                                                3,223       4,591
Finished goods                                                 6,737       7,303
                                                            --------    --------
                                                            $ 13,518    $ 15,230
                                                            ========    ========

3.  FIXED ASSETS


                                                         December 30    March 31
                                                                1995        1995
                                                         -----------    --------
Cost:
  Land                                                      $    222    $    232
  Buildings                                                    4,670       4,725
  Equipment                                                   57,897      55,879
  Leasehold improvements                                       1,974       1,930
                                                            --------    --------
                                                              64,763      62,766
Accumulated depreciation                                      47,861      44,147
                                                            --------    --------
Net book value                                              $ 16,902    $ 18,619
                                                            ========    ========



4.  BANK OPERATING LINES

The Company's authorized bank operating lines at December 30, 1995 totalled $19.0 million. At that time, there was sufficient margin available to borrow $13.9 million and $2.8 million was being utilized. Cash and short-term deposits held as of that date represented a further $14.6 million of available cash resources, and cash and unused credit lines totalled $25.7 million. Cash and unused credit lines at March 31, 1995 were $20.8 million. The authorized lines include two committed credit facilities with a Canadian chartered bank and a demand facility with a bank in the United Kingdom. They are secured by certain of the accounts receivable, inventories and other assets of the Company and bear interest at rates ranging from 0.5% to 2.5% above the respective banks' prime or base rates.

5.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

                                                         December 30    March 31
                                                                1995        1995
                                                         -----------    --------
Trade accounts payable                                      $  5,177    $  7,341
Payroll, commissions and related taxes                         3,685       4,072
Accrued restructuring charges                                  1,729       3,033
Other payables                                                 5,808       5,266
Income and other taxes payable                                 1,357       1,657
                                                            --------    --------
                                                            $ 17,756    $ 21,369
                                                            ========    ========

6.  8.5% CONVERTIBLE DEBENTURES

                                                                          Shares Issued
                                     Aggregate Principal Amount     %     Upon Conversion
----------------------------------------------------------------------    ---------------

Balance at March 31, 1994             C$ 30,000     $ 21,681      100%
  Converted during the year             (15,939)     (11,533)     (53%)        6,782,519
  Impact of foreign exchange                 -           (97)       -
----------------------------------------------------------------------
Balance at March 31, 1995                14,061       10,051       47%
  Converted during the period           (14,061)     (10,336)     (47%)        5,983,372
  Impact of foreign exchange                  -          285        -
----------------------------------------------------------------------
Balance at December 30, 1995          C$      -     $      -         -
======================================================================


In November 1992 the Company issued 8.5% convertible debentures with an aggregate principal amount of C$30.0 million which were due to mature in November 2002. At any time prior to maturity they were convertible into common shares of the Company at the option of the holder at a conversion price of C$2.35 (approximately $1.72) which would yield 425.53 common shares for each C$1,000 (approximately $733) of principal amount of debentures held. During the fourth quarter of fiscal 1995 approximately 53% of the original amount of debentures were converted into common shares in accordance with the terms of the debentures.



During the thirty-nine week period ended December 30, 1995 all remaining debentures were converted into 5,983,372 common shares in accordance with the terms of the debentures. The resulting increase in capital stock of $9,839,000 was determined as the sum of the principal amount of the debentures converted ($10,336,000) plus interest accrued to the date of conversion ($135,000), net of the pro rata share of the associated unamortized deferred financing costs ($632,000).

7.  REDUCTION IN STATED CAPITAL

On August 10, 1995 the shareholders of the Company passed a special resolution authorizing a reduction in statutory stated capital in respect of the common shares by $52,364,000. This resulted in a corresponding reduction in the accumulated deficit as shown on the consolidated balance sheet and the consolidated statement of shareholders' equity.

8.  EARNINGS PER SHARE


Basic earnings per share figures are presented on the consolidated statement of income. These figures are calculated using the monthly weighted average number of common shares outstanding during the period. Fully diluted earnings per share information has not been presented in those periods where potential conversions are anti-dilutive.


9.  CASH PROVIDED BY OPERATIONS

    Cash provided by operations is computed as follows:

                                              13 Weeks Ended          39 Weeks Ended
                                               December 30             December 30
                                          --------------------     --------------------
                                              1995        1994         1995        1994
                                          --------     -------     --------    --------
        Income from operations            $      7    $    867     $    496    $  1,386
        Depreciation and amortization        1,396       1,428        4,022       4,165
        Interest paid                         (107)       (741)        (431)     (2,286)
        Interest income and foreign exchange   193          58          147         203
        Other                                    -           -            -        (206)
                                          --------    --------     --------    --------
                                          $  1,489    $  1,612     $  4,234    $  3,262
                                          ========    ========     ========    ========



10. DECREASE (INCREASE) IN OPERATING WORKING CAPITAL

    The decrease (increase) in operating working capital is computed as follows:

                                              13 Weeks Ended          39 Weeks Ended
                                               December 30             December 30
                                          --------------------     --------------------
                                              1995        1994         1995        1994
                                          --------     -------     --------    --------
        Accounts receivable               $    691    $  3,974     $  1,353    $  3,049
        Inventories                          1,236       1,611        1,712       5,099
        Prepaid expenses                       (23)        436          895         533
        Accounts payable and accrued
          liabilities                       (1,367)     (1,784)      (3,185)     (8,002)
        Income taxes payable                   (23)        (25)        (301)        200
        Deferred revenue                    (1,130)     (1,093)      (1,886)     (1,654)
        Foreign currency equity adjustment    (250)       (637)         219         290
                                          --------     -------     --------    --------
                                          $   (866)   $  2,482     $ (1,193)   $   (485)
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

                                              13 Weeks Ended          39 Weeks Ended
                                               December  30            December  30
                                          ---------------------     -------------------
                                              1995         1994        1995        1994
                                          --------     --------     -------    --------
       Conversion of 8.5% convertible
         debentures                       $ (2,377)           -   $  (10,336)          -
       Issue of capital stock on
         conversion of debentures         $  2,377            -   $   10,336           -

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction
------------
The consolidated financial statements for the third quarter ended December 30, 1995, together with accompanying notes, should be read as an integral part of this review. These financial statements have been prepared by management in accordance with accounting principles generally accepted in Canada.

Note 11 to the consolidated financial statements describes the impact, in the case of the Company, of differences between accounting principles generally accepted in Canada and the United States. All amounts are stated in U.S.
dollars unless otherwise indicated. C$ refers to Canadian dollars. References to years are to fiscal years ended
March 31.

Results of Operations - Third Quarter Ended December 30,
1995
----------------------------------------------------------
The following table sets forth items derived from the quarterly consolidated statements of income as a percentage of revenues for the quarter ended December 30, 1995 and for each of the preceding four quarters. The column in the table entitled "Percentage Change Quarter 3, 1996 vs 1995" represents the percentage change, either favourable or (unfavourable), in the dollar amount of such items for the third quarter of 1996 compared with the third quarter of 1995.

                                                                                        Percentage
                              Fiscal 1995                    Fiscal 1996                    Change
                        ---------------------      -------------------------------       Quarter 3
                        Quarter 3   Quarter 4      Quarter 1  Quarter 2  Quarter 3    1996 vs.1995
                        ----------  ---------      ---------  ---------  ---------    ------------
                                           (Thousands of dollars)
Revenues                  $29,751    $30,382      $28,650      $27,357    $28,171           (5.3)%
                          =======    =======      =======      =======    =======          =======

                                          (Percentage of Revenues)
Revenues:
  Product                   68.4%      68.9%        67.8%        67.3%       68.6%          (5.1)%
  Service                   31.6       31.1         32.2         32.7        31.4           (5.8)
                          -------    -------      -------      -------     -------         -------
                           100.0%     100.0%       100.0%       100.0%      100.0%          (5.3)%
                          =======    =======      =======      =======     =======         =======
Gross Margin:
  Product                   47.6%      47.6%        50.2%        53.4%       52.5%           4.6 %
  Service                   38.7       37.0         36.5         34.0        31.1          (24.4)
  Combined                  44.8       44.3         45.8         47.1        45.8           (3.3)

Expenses:
  Sales & marketing         26.4       28.1         28.6         28.0        28.0            0.5
  Administration & general   6.6        5.7          7.2          7.8         7.5            7.4
  Research & development     8.9        8.4          9.1         10.4        10.3            8.9
                          -------   --------      -------      -------     -------
Income from operations       2.9        2.1          0.9          0.9           -
Interest expense            (2.7)      (1.8)        (0.7)        (0.5)       (0.4)
Interest income and
  foreign exchange           0.2        0.4            -         (0.3)        0.7
Gain on sale of portfolio
  investment                 6.8          -            -            -           -
                          -------    -------      -------      -------     -------
Net income                   7.2%       0.7%         0.2%         0.1%        0.3%
                          =======    =======      =======      =======     =======

Revenues
--------

The following two tables set forth product and service revenues by geographic segment for the quarter ended
December 30, 1995 and for each of the preceding four quarters. The table also includes the change in revenues, expressed as a percentage, in the third quarter of 1996 compared to the corresponding period of 1995.



                                                                                      Percentage
                          Fiscal 1995                    Fiscal 1996                      Change
                     ---------------------     ---------------------------------       Quarter 3
                     Quarter 3   Quarter 4     Quarter 1   Quarter 2   Quarter 3   1996 vs. 1995
                     ----------- ---------     ---------   ---------   ---------   -------------
                                        (Thousands of dollars)
Product Revenues:
United States          $ 6,048    $ 5,578      $ 5,733     $ 6,243       $ 6,361             5.2 %
Canada                   3,491      3,443        3,438       3,642         3,474            (0.5)
United Kingdom           5,129      6,474        4,905       3,783         4,361           (15.0)
Holland/France           2,774      2,350        2,853       2,272         3,428            23.6
International markets    2,921      3,094        2,485       2,461         1,702           (41.7)
                       -------    -------      -------     -------       -------
                       $20,363    $20,939      $19,414     $18,401       $19,326            (5.1)%
                       =======    =======      =======     =======       =======

Service Revenues:
United States          $ 2,261    $ 2,370      $ 2,159     $ 2,078       $ 1,962           (13.2)%
Canada                   1,943      1,676        1,747       1,598         1,690           (13.0)
United Kingdom           3,519      3,704        3,502       3,445         3,074           (12.6)
Holland/France           1,665      1,693        1,828       1,835         2,119            27.3
                       -------    -------      -------     -------       -------
                       $ 9,388    $ 9,443      $ 9,236     $ 8,956       $ 8,845            (5.8)%
                       =======    =======      =======     =======       =======


The following three tables set forth, for the thirty-nine weeks ended December 30, 1995 and for each of the two preceding full fiscal years, product revenues by geographic segment and product group expressed as a percentage of total product revenues. These amounts have been calculated assuming constant rates of exchange in the translation of foreign currency amounts to U.S. dollars. Remote access products primarily include internetworking products sold under the names Gandalf Xpressway (TM), XpressStack (TM) and XpressConnnect (TM) LANLine. Remote access products represent a subset of the Company's total LAN internetworking product line. The other three product groups shown below represent traditional product areas for the Company which include wide area networking (WAN) backbone products; modems, multiplexers and local connectivity products; and other products which primarily represent third party products.



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
                         ===         ===          ===           ===       ===

                                                   Modems/
                                               Multiplexers/
                         Remote       WAN          Local
                         Access     Backbone   Connectivity     Other     Total
                        -------    ---------   -------------   -------   -------
Fiscal 1995:
United States             15%          1%           8%            4%       28%
Canada                     9           2            7             1        19
United Kingdom            12           3            9             4        28
Holland/France             6           1            3             1        11
International markets      7           3            2             2        14
                         ---         ---          ---           ---       ---
                          49%         10%          29%           12%      100%
                         ===         ===          ===           ===       ===

Fiscal 1996 (Year to Date):
United States             25%          2%           5%            1%       33%
Canada                    12           1            5             1        19
United Kingdom            12           2            6             2        22
Holland/France             8           1            3             2        14
International markets      7           2            3             -        12
                         ---         ---          ---           ---       ---
                          64%          8%          22%            6%      100%
                         ===         ===          ===           ===       ===


Gross Margin
------------

The gross margin on product revenues (product revenues minus the cost of product sales expressed as a percentage of product revenues) was 52.5% in the third quarter of 1996 compared with 47.6% in the third quarter of 1995. In general, the combined effect of lower manufacturing costs following restructuring actions taken in the fourth quarter of 1994 and the first quarter of 1995 and a more favourable product mix primarily due to a reduction in the volume of third-party product sales, has resulted in improvements since 1994 in the gross margin earned on product revenues. However, the Company anticipates that it will continue to experience quarterly fluctuations in the gross margin on product revenues such as those that have been experienced during the first three quarters of 1996.



The gross margin on service revenues (service revenues less service expenses expressed as a percentage of service revenues) was 33.9% during the thirty-nine weeks ended December 30, 1995 compared to 36.3% during the same period a year ago. This decline has occurred as a result of a 4.0% decline in service revenues in the first three quarters of the current fiscal year versus the same period a year ago, when applying constant exchange rates for translation purposes for both periods. Service expenses, when translated in the same way, declined 0.3% during the first three quarters of 1996 compared to 1995. The gross margin on service revenue during the third quarter of 1996 was 31.1%, down from 38.7% during the third quarter of 1995. This decline, when comparing the two periods, occurred as a result of the combined effect of lower service revenues and higher associated expenses.

Operating Expenses
------------------


Sales and marketing, and administration and general expenses were $10.0 million in the third quarter of 1996, compared to $9.8 million in the third quarter a year ago. For the first three quarters of 1996, sales and marketing, and administration and general expenses were $30.1 million, a decrease of $0.3 million over the corresponding period in the prior fiscal year.

Research and development expenses increased by 8.9% from the third quarter of 1995 to the third quarter of 1996. This increase is primarily attributable to accruals established for the repayment of government funding under the MSDP program as described below.

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

The first MSDP project was completed on March 31, 1995 and the Company began accruing the corresponding royalty at the beginning of the current fiscal year. The royalty for this project is 2% of consolidated gross revenues from the resulting products. The second MSDP project was completed on September 30, 1995 and the Company began accruing the corresponding royalty in the third quarter of the current fiscal year. The royalty for this project is 1% of the Canadian subsidiary's total product revenues. The royalty payments are due annually between three and six months after the anniversary of the project completion date. The Company expects that the funding will be fully repaid within three to five years.


Income from Operations
----------------------

The Company reported income from operations of $7,000 on revenues of $28.2 million for the third quarter of 1996.
For the third quarter of 1995 the Company reported income from operations of $867,000 on revenues of $29.8 million. Income from operations for the thirty-nine weeks ended December 30, 1995 was $0.5 million, compared to $1.4 million in the same period in the previous fiscal year.


Interest Expense
----------------

Interest expense for the third quarter of 1996 was $0.1 million compared with $0.8 million in the third quarter of 1995. Interest expense has declined primarily as a result of the conversion to common shares of all outstanding 8.5% convertible debentures during the period from the fourth quarter of 1995 to the third quarter of 1996. Lower utilization of bank operating lines in the third quarter of 1996 compared to the third quarter a year ago has also contributed to the year-over-year decrease in interest expense.


Net Income
----------

Net income for the third quarter of 1996 was $92,000, or breakeven on a per share basis, versus net income of $2.2 million or $0.08 per share in the third quarter a year ago. The Company reported net income of $0.2 million for the thirty-nine weeks ended December 30, 1995, compared to net income of $1.2 million for the corresponding period in 1995. Net income for the thirteen weeks and thirty-nine weeks ended December 30, 1994 included a $2.0 million gain on the sale of a portfolio investment.
<PAGE

Liquidity and Capital Resources
-------------------------------

The Company recorded positive cash flow of $4.1 million during the third quarter of 1996, which included cash provided by operating activities of $0.6 million, cash provided by financing activities of $4.2 million, and cash applied to investing activities of $0.7 million. Cash provided by financing activities of $4.2 million during the third quarter of 1996 was primarily related to the issue of capital stock as a result of the exercise of stock options and the purchase of common shares under the employee share purchase plan.

During the eighteen month period since July 1, 1994 (represented by the final three quarters of 1995 and the first three quarters of 1996) the Company has reported positive cash flow of $19.4 million of which $14.9 million has been provided by operating activities. At December 30, 1995 the net cash position (cash and cash equivalents net of bank operating lines) was $11.8 million compared with a net cash position of $6.0 million at March 31, 1995 and net bank borrowings (bank operating lines net of cash and cash equivalents) of $0.3 million at December 30, 1994.

At December 30, 1995, the Company's authorized bank operating lines totalled $19.0 million. This included $15.5 million from two committed credit facilities with a Canadian chartered bank bearing interest at the bank's prime rate plus 0.5%. The additional authorized amount of $3.5 million related to a demand facility with a bank in the United Kingdom. The interest rate on this credit facility varies depending on borrowing levels and ranges from 0.5% to 2.5% above the bank's base rate.

The bank operating lines are secured by certain of the accounts receivable, inventories and other assets of the Company. The amount available for borrowing at any time under the facilities is based on margin formulas relating to levels of accounts receivable, inventories and other bank covenants. Under such formulas, $13.9 million was available to the Company at December 30, 1995 and $2.8 million was being utilized. Cash and cash equivalents held as of that date represented a further $14.6 million of cash resources available to the Company. Cash and unused credit lines totalled $25.7 million at December 30, 1995, compared to $20.8 million at March 31, 1995 and $14.5 million at December 30, 1994.

During January 1996, the Company accepted an offer from the chartered bank in Canada to expand the existing relationship to include a committed credit facility for the Company's United Kingdom subsidiary which will replace the existing facility with the U.K. bank. The new facility, which has an authorized amount of $4.3 million, bears interest at prime plus 1.5% and is subject to the same margin formulas as the Canadian facilities. Applying these margin formulas on a pro-forma basis to the December 30, 1995 levels of accounts receivable and inventory, $4.3 million would have been available to the Company under the new facility, representing an increase of $2.5 million over the amount available at that time under the existing U.K. facility.

During the fourth quarter of 1995 and the first three quarters of 1996 all outstanding 8.5% convertible debentures, issued in November 1992, were converted to common shares of the Company in accordance with the terms of the debentures.

The Company believes that its current financial base together with available credit facilities provides sufficient financial resources to meet its short-term operating requirements. The Company currently anticipates that its long-term cash requirements will be satisfied through future operating cash flows.

II - OTHER INFORMATION
----------------------


Item 6(b) - Report on Form 8-K
------------------------------
There were no reports on Form 8-K filed for the quarter ended December 30, 1995.



SIGNATURES
----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              GANDALF TECHNOLOGIES INC.

January 24, 1996              BY:  s/THOMAS A. VASSILIADES
-------------------------     ---------------------------
Date                          Thomas A. Vassiliades
                              Chairman, President and
                              Chief Executive Officer

January 24, 1996              BY:  s/WALTER R. MACDONALD
--------------------------    --------------------------
Date                          Walter R. MacDonald
                              Vice President, Finance and
                              Chief Financial Officer