Form 10-K
period 1996-03-31
GANDALF TECHNOLOGIES INC
filed 1996-06-28
CIK 355876

                   SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549
                      -----------------------
                            FORM 10-K
(Mark One)
   X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
- -----  SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

       For the fiscal year ended           March 31, 1996
                                     --------------------
                                OR
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

130 COLONNADE ROAD SOUTH, NEPEAN, ONTARIO, CANADA     K2E 7M4
(Address of principal executive offices)         (Postal Code)

Registrant's telephone number, including area code:(613)  274-6500
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

The aggregate market value of the common shares held by non-affiliates of the registrant, based upon the closing sales price of the common shares as reported on The Nasdaq Stock Market (National Market System) on May 31, 1996 (the last trading day prior to June 1, 1996) was approximately $592,724,210. This amount excludes 544,079 common shares held by all executive officers, directors, and shareholders holding over five percent of the outstanding common shares on that date, as such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of June 1, 1996, 43,262,941 common shares, without nominal or par value, were issued and outstanding.

All dollar amounts in the Annual Report on Form 10-K are in United States dollars, except where indicated. C$ refers to Canadian dollars.
References to years are to fiscal years ended March 31.

DOCUMENTS INCORPORATED BY REFERENCE

PART I       None

PART II

Item 5.      Market for Registrant's Common Stock
             and Related Security Holder Matters
             Page 35 of the Annual Report to Shareholders for the fiscal year ended March 31, 1996
             (Exhibit 13).
Item 7       Management's Discussion and Analysis
             of Financial Condition and Results of
             Operations.  Pages 28 to 34 of the
             Annual Report to Shareholders for the
             fiscal year ended March 31, 1996
             (Exhibit 13).
Item 8.      Financial Statements and Supplementary
             Data. Pages 14 to 27 of the Annual Report to Shareholders for the fiscal year ended
             March 31, 1996 (Exhibit 13).

PART III     None

                     [Cover page 2 of 2 pages}

                         TABLE OF CONTENTS

                                                                Page

PART I

  Item 1.    Description of Business                           4
               Industry Background                             4
               Business Environment and Risk Factors           5
               The Company and Corporate Structure             6
               Products and Services                           6
               Sales and Marketing                             8
               Research and Development                        8
               Manufacturing                                   9
               Customers                                       9
               Competition                                    10
               Backlog                                        10
               Intellectual Property and Proprietary Rights   10
               Employees                                      11
               Environmental Affairs                          11
  Item 2.    Properties                                       12
  Item 3.    Legal Proceedings                                12
  Item 4.    Submission of Matters to a Vote
             of Security Holders                              13

PART II

  Item 5.    Market for Registrant's Common Stock
             and Related Security Holder Matters              13
  Item 6.    Selected Financial Data                          13
  Item 7     Management's Discussion and Analysis
             of Financial Condition and Results of
             Operations                                       14
  Item 8.    Financial Statements and Supplementary
             Data                                             14
  Item 9.    Disagreements on Accounting and
             Financial Disclosure                             14

PART III

  Item 10.   Directors and Executive Officers
             of the Registrant                                15
  Item 11.   Executive Compensation                           19
  Item 12.   Security Ownership of Certain
             Beneficial Owners and Management                 25
  Item 13.   Certain Relationships and Related
             Transactions                                     26

PART IV

  Item 14.   Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K                          26
  Signatures                                                  30

PART 1

ITEM 1.     DESCRIPTION OF BUSINESS

Industry Background
- -------------------

For many organizations, access to information is a strategic element of business. A number of current factors have influenced the way information is accessed, including the corporate trend towards moving the business closer to the customer, spurring the creation of branch offices; the provision of flexible work environments as a means to attract and retain highly-skilled employees; the popularity of the Internet; and government environmental legislation requiring the reduction of work-related travel. All of these dynamics have resulted in a growing number of teleworkers, business travelers and remote office users increasing the demand for network infrastructure products and services.

Challenges associated with managing such a network infrastructure include asset control in an increasingly distributed environment;
interoperability in a multivendor environment; technical skill shortages; maximization of an installed base of legacy networking equipment; and information security.

Gandalf Technologies Inc. and its subsidiaries (Gandalf or the Company) participates in three areas of the networking market - the remote access market, the wide area networking market and the network services market. Remote access is defined as extending corporate network-based, or public network-based resources to remote, distributed locations. Wide area networks are defined as those networks designed to carry a variety of traffic types (video, data, voice, fax, LAN) over private or public networks. Network services are defined as the provision of value added services, which are customized to meet specific customer needs and designed to increase productivity, reduce costs, or add value through the design and implementation of well-managed networks.

Business Environment and Risk Factors
- -------------------------------------

The Company's future operating results may be affected by various trends and factors that the Company must successfully address in order to achieve favorable operating results. In addition, there are trends and factors beyond the Company's control which affect its operations. Such trends and factors include adverse changes in general economic conditions, or conditions in the specific markets for the Company's products, government regulation or intervention affecting networking, fluctuations in foreign exchange rates and other factors including those listed in other sections below.

The Company's success depends in substantial part on the timely and successful introduction of new products. An unexpected change in one or more of the technologies affecting data networking or in market demand for products based on a particular technology could have a material adverse effect on the Company's operating results if the Company does not respond quickly and effectively to such changes. Failure to keep pace with such advances could negatively affect the Company's competitive position and prospects for growth.

The market price of the Company's common stock has been, and may continue to be, extremely volatile. Factors such as new product announcements by the Company or its competitors, quarterly fluctuations in the Company's operating results and general conditions in the networking market may have a significant impact on the market price of the Company's common stock. These conditions, as well as factors which generally affect the market for stocks of high technology companies, could cause the price of the Company's stock to fluctuate substantially over short periods.

See also Factors That May Affect Future Financial Performance contained in Management's Discussion and Analysis of Financial
Condition and Results of Operations and Volatility of Stock Prices contained in Market for Registrant's Common Stock and Related
Security Holder Matters at page 29 and 35 respectively, of the Company's Annual Report to Shareholders for the fiscal year ended March 31, 1996 incorporated by reference herein.

The Company and Corporate Structure
- -----------------------------------

Gandalf Technologies Inc. was created by Articles of Amendment on July 22, 1981 as the continuation of Gandalf Data Communications Limited which was incorporated on April 29, 1971 under the laws of the Province of Ontario, Canada. The registered office of the Company is 130 Colonnade Road South, Nepean, Ontario, Canada K2E 7M4, telephone (613) 274-6500. The Company's common shares are traded on The Toronto Stock Exchange and The Nasdaq Stock Market (National Market System).

The Company operates through six principal subsidiary companies: Gandalf Canada Ltd., Gandalf Systems Corporation in the United States, Gandalf Digital Communications Limited in the United Kingdom, Gandalf S.A. in France, Gandalf Nederland B.V. and Gandalf International Limited. The Company's operations are conducted through four distinct operating units: the North America Group based in Nepean, Ontario and Delran, New Jersey covering Canada, the United States and Mexico; the Europe, Middle East and Africa Group, based in Bracknell, UK, consisting of the UK, France, Italy, Spain, Eastern Europe, the Middle East and Africa (excluding South Africa); the Northern Europe Group, located in Amsterdam, Netherlands, encompassing the Netherlands, Belgium, Germany, Austria, Switzerland, Luxembourg,
Norway, Sweden, Finland and Denmark; and the Asia Pacific Group, located in Tokyo, Japan which includes Japan, Korea, Singapore, Taiwan, Hong Kong, China, Australia, New Zealand and South Africa. For information regarding Gandalf's foreign and domestic operations, see Note 16 to the Company's consolidated financial statements incorporated by reference herein.

Products and Services
- ---------------------

The Company's vision is to provide people with access to information through technology. More specifically, the Company's vision is to provide the most effective, efficient, user-friendly, advanced products and services that provide its customers with needed and secure access to information, while preserving and enhancing their investment.

The Company designs, supplies, markets and services equipment that is designed to transport information in a manner that is efficient, cost effective, secure and reliable. Gandalf creates value for its customers through its ability to integrate a variety of technologies and a range of telephone company services with its customers' information applications. Gandalf accomplishes this through four lines of business -- Access, Concentration, Backbone and Services.

Access and Concentration Products
Gandalf addresses the remote access market with two lines of business, Access and Concentration, encompassing three families of products, XpressConnect(R), XpressStack(R) and Xpressway(R).

The XpressConnect line of high performance, internetworking access products delivers the response time and performance of a local (LAN) connection over a low speed, wide area network (WAN) facility. The XpressConnect line comprises a range of access solutions for the mobile or part-time teleworker, the full-time teleworker, the small or large branch office user and Internet users.

The modular, stackable XpressStack line of concentration and internetworking products can be deployed in an enterprise network to concentrate a number of small and large branch offices and teleworkers, or in an Internet service provider to deliver access concentration of many subscribers over telephone services such as ISDN or switched 56K. An XpressStack solution can be scaled upwards, in small increments, to deliver a solution which is a precise cost fit to the requirements of customers.

The Xpressway line of concentration and internetworking products is a higher-density, chassis-based solution which allows enterprises and service providers alike to concentrate great numbers of remote users onto a single, robust system over telephone services such as ISDN, switched 56K, Frame Relay, and the public switched telephone network. A scaleable design ensures that performance is consistent as additional remote users are added to the system. In addition to concentration, a number of other internetworking modules can be configured into an Xpressway system (multiprotocol router, campus LAN switch, hub cards, terminal servers) to enable a complete solution.

Backbone Products
Gandalf addresses the wide area market with its backbone line of business. Gandalf's WAN 2000 family of multiplexers and concentrators is designed to carry in a very efficient manner, a variety of traffic - LAN, voice, fax, video, data - over a single leased line, saving customers long distance charges and line costs by integrating their traffic.

The family has three products: the 2120, a modular feeder product which can accommodate concentration at speeds of up to 24Kbps; the 2300, which can grow up to 20 T1s (20 x 1.544Mbps) or 16 E1s (16 x 2.048Mbps) in total capacity; and the 2050 network communications switch, which permits switching capacity up to 80 T1s.

Network Services and Support
The Company provides its customers with a suite of services ranging from ongoing maintenance support to a full life cycle of services such as network design, implementation, management and operations, asset management and training. Services are sold as a complementary part of the product sale. They are delivered with business partners and often through distribution channels. Gandalf's services vision is to be best of breed at satisfying the needs of its customers by providing the full life cycle of support solution delivered by Gandalf and its business partners.

Gandalf's end user service programs include the ServiStart Program for network installation, the ServiStat Extended Warranty Program for additional product coverage, and the ServiSelect Services for network maintenance. Partner services include the Partner Program, for those channel partners who want to enhance their own service capabilities, and the Alliance Program for those channel partners who do not have their own service organization. Teleworking services include RemoteConnect, a turnkey, value-add, integrated services package encompassing installation, projection management, line provisioning end user support, designed to provide customers with a cost-effective solution for deploying teleworking programs.

Sales and Marketing
- -------------------

Gandalf markets its products and services through both direct and indirect channels through its wholly-owned subsidiaries in the United States, Canada, United Kingdom, the Netherlands and France. The Company's International subsidiary sells through local distributors worldwide. The Company's sales and marketing model focuses on four channels of distribution - national resellers, service providers, corporate accounts and OEM (Original Equipment Manufacturer) partnerships.

Research and Development
- ------------------------

The Company believes that success in the rapidly changing communications segment of the information industry is dependent upon the ability to anticipate and respond to customer needs and to develop reliable, cost-effective products with expanded capabilities and performance.

The Company is engaged in research and development activities in both LAN and WAN technologies. The Company spent $11.5 million on product development in fiscal 1996, and $10.1 million in fiscal 1995 and $15.0 million in fiscal 1994.

Manufacturing
- -------------

The Company's manufacturing operations consist of materials planning and procurement, assembling and testing electronic assemblies.

The quality systems of Gandalf's manufacturing operation are managed to the ISO 9002-1994 quality standard and are recognized under the Quality Management Institute's (QMI's) registration program, registration number 000367. The Company's adherence to known international and national quality standards provides one of the strongest assurances of product/service quality available.

In some cases, the Company may subcontract part of the manufacturing process, or the entire manufacturing, of a product to a single supplier. Also, a single source supplier may be used in instances when the Company designs components and sub-assemblies. As a corporation, the Company believes that the close working relationship with a single supplier enhances product quality, delivery and cost control. However, there can be no assurance that in the future the Company's suppliers will be able to meet the Company's demand for components in a timely and cost-effective manner. The Company's operating results and customer relationships could be adversely affected by either an increase in prices for, or an interruption or reduction in supply of, any key components.

Customers
- ---------

Gandalf's target customers are end users of data processing equipment and include major corporations, institutions, carriers and governments in all of its major geographic markets.

The Company's business is not seasonal. The Company is not dependent upon a single customer or a few customers, and the loss of any one or more would not be anticipated to have a material adverse effect on the Company. During the three-year period ended March 31, 1996, no customer accounted for 10 percent or more of the Company's revenues in any year.

Competition
- -----------

The networking industry has become increasingly competitive, and the Company's results may be adversely affected by the actions of existing or future competitors. Such actions may include the development or acquisition of new technologies, the introduction of new products and the reduction of prices by competitors to gain or retain market share. Industry consolidation or alliances may also affect the competitive environment.

The Company's competitors vary depending upon the sector of the network being identified and include networking vendors as well as independent systems integrators. Principal competitors include companies such as 3Com Corporation, Ascend Communications, Inc., Bay Networks Inc., and Cisco Systems Inc. These and other competitors and potential competitors may have greater financial, technological, manufacturing, marketing and personnel resources than the Company. Gandalf believes its worldwide coverage, its technology leadership, its operational support excellence and its market driven management system will allow it to compete effectively in its chosen markets.

Backlog
- -------

The Company attempts to manufacture inventory in quantities sufficient to provide timely delivery of its products. Because of the short delivery cycle, backlog is not considered to be a meaningful indication of future revenues.

Intellectual Property and Proprietary Rights
- --------------------------------------------

The Company believes that intellectual property constitutes a valuable asset of the Company and protects its intellectual property through certain patents and trademarks on a worldwide basis. The Company holds international trademark registrations on its corporate name, GANDALF, and has either applied for, or obtained, trademark registrations on its product and services brand names. The Company holds a patent on proprietary compression technology, which, in the view of the Company, represents a significant competitive advantage. The Company utilizes non-disclosure and confidentiality agreements to disclose proprietary information to its resellers, distributors, customers and potential customers. The Company's products include proprietary software and firmware which is provided under license to customers and end users.

Employees
- ---------

On March 31, 1996, the Company had 812 employees worldwide. Of these, 377 were sales, marketing and customer support personnel, 128 were engaged in engineering development, 191 were engaged in manufacturing and distribution and 116 held general administrative positions. On March 31, 1995 the Company had 897 employees and on March 31, 1994 the Company had 1,127 employees. Outsourcing to partners by the Company of the delivery of field service maintenance in the United States led to the majority of the reduction in employees from fiscal 1995 to fiscal 1996.

Since March 31, 1996, the Company has also outsourced the delivery of field service maintenance in the United Kingdom and Canada, restructured certain aspects of its sales and marketing organization worldwide in accordance with its distribution channel strategy, consolidated the manufacturing distribution function in a single location and outsourced its manufacturing repair function in Europe. As a result of these changes the Company presently has fewer than 700 employees. Approximately two-thirds of these employees are located in North America and the remainder are employed in Europe and in the other International operations.

While the attrition rate in the Company is within acceptable norms, the Company has experienced the loss of some employees with valuable skills. The Company continues to recruit and hire qualified and skilled employees.

Environmental Affairs
- ---------------------

The Company is currently in the final stages of remediation of certain non-hazardous materials at the Company's former engineering, administration and distribution facility in Cherry Hill, New Jersey, in compliance with the State of New Jersey's Environmental Cleanup Responsibility Act. The Company continues to maintain a letter of credit in the amount of $500,000 with the Royal Bank of Canada to secure its clean-up obligations under New Jersey law. It is anticipated that the remediation will be completed during fiscal 1997 and, in the opinion of management, is not anticipated to have a material effect on future expenditures or earnings.

ITEM 2.     PROPERTIES

Properties
- ----------

The Company's head office is located in Nepean, Ontario, Canada, near Ottawa. The Company operates from three leased premises at this location. A research and administration facility (97,000 square feet) is located on land adjacent to the Company's manufacturing facility (58,000 square feet) in Nepean. Both facilities were sold to the builder upon completion in 1987 and leased back to the Company for a 10-year term with four options to renew of five years each. The Company also occupies an 18,250 square foot printed circuit board manufacturing facility on land adjacent to the Company's other buildings in Nepean. In 1988, this building was sold to the builder and leased back to the Company for a 20-year term.

The Company's principal property in the United States is located in Delran, New Jersey. The leased building comprises 27,000 square feet and is occupied by certain engineering, sales and marketing and administrative staff of the Company.

The Company owns a facility in Warrington, Cheshire, England (37,200 square feet) which contains office space and warehouse space which, until June 1996, had been used as a distribution and repair centre for the Company's products in Europe.

It is management's belief that the existing principal properties described above are adequate for the Company's current needs.

ITEM 3.     LEGAL PROCEEDINGS

The Company is a third party defendant in an action begun in April 1993 in the Ontario Court (General Division) by Deskin Inc. and a Quebec numbered company as plaintiffs against Digital Equipment of Canada Limited, Distribution Architects International Inc.(DAI) and D.A. Distribution Software Systems Ltd. (DAD) as defendants. The main action claims damages totaling C$2.6 million and unspecified damages for lost sales and profits of C$20.0 million relating to the design, supply and installation of a computer system. The third party claim brought by DAI and DAD alleges improper network design and selection of network hardware by the Company and seeks contribution and indemnity. Each of the defendants has defended the claim. The plaintiff has not sued the Company. Counsel for the Company believes the Company has a good defence to the third party claim on the merits, and that based on the information available to date and the Company's limited involvement in the project, the Company's liability, if any, should only be for a nominal portion of the amount claimed in the main action.

ITEM 4.     SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
            SECURITY HOLDER MATTERS

For information relating to the registrant's common stock and related shareholder matters, reference is made to page 35 of the 1996 Annual Report to Shareholders, filed as Exhibit 13 hereto, which information is incorporated herein by reference.

ITEM 6.     SELECTED FINANCIAL DATA

Thousands of U.S. dollars except per share amounts
                                                             1996*      1995*      1994*      1993*      1992**     1991***
- ------------------------------------------------------------------------------------------------------------------------
Income Statement Data:
Revenues                                                 $116,533   $120,511   $131,323   $160,900   $119,181   $129,013
Gross margin                                                 45.9%      44.4%      41.7%      43.7%      46.5%      49.4%
Selling, general and administration                        39,996     40,661     54,772     62,807     45,778     54,223
Research and development                                   11,524     10,197     14,316     17,279     13,679     13,788
Net income (loss)                                             260      1,406    (47,238)   (19,507)    (9,912)    (5,869)
Basic earnings (loss) per share                              0.01       0.05      (2.27)     (1.24)     (0.63)     (0.48)
- ------------------------------------------------------------------------------------------------------------------------
Balance Sheet Data:
Total assets                                               79,375     81,508     89,186    129,603    141,408    102,999
Fixed assets                                               16,253     18,619     20,214     30,768     38,416     22,761
Working capital                                            29,361     21,057     13,978     25,596     19,276     22,050
Current ratio                                                 2.0        1.6        1.3        1.5        1.3        1.6
Cash and cash equivalents net of current bank debt         13,602      5,963     (5,239)      (688)   (17,918)    (9,030)
Long-term debt                                              2,496      1,877      2,020     22,980     23,729      5,548
Convertible debentures                                          -     10,051     21,681     23,862          -          -
Shareholders' equity                                       48,586     34,442     19,109     34,308     55,491     59,363

*    Year ended March 31
**   For eight months only, ended March 31, 1992
***  Year ended July 31

Acquisition
- -----------

On August 2, 1991, the Company's subsidiary in the United States,
Gandalf Data, Inc. completed a merger with Infotron, an international data communications company headquartered in Cherry Hill, New Jersey, U.S.A.

Change in Reporting Currency
- ----------------------------

During the fiscal 1992 period, the Company adopted the U.S. dollar as the unit of measurement for presentation in its consolidated financial statements. This change was made due to the significant increase in the Company's activities in the United States as a result of the merger with Infotron. The comparative figures for the fiscal year 1991 were restated in U.S. dollars using a translation method of convenience by which amounts previously stated in Canadian dollars were converted to U.S. dollars using the July 31, 1991 exchange rate of $0.8683, without any other effects on previous results stated in Canadian dollars. The results of operations for the eight month period ended March 31, 1992 were converted at the average exchange rate for the period of $0.8690.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

For information relating to management's discussion and analysis of financial condition and results of operations, reference is made to pages 28 to 34 of the 1996 Annual Report to Shareholders, filed as
Exhibit 13 hereto, which information is incorporated herein by reference.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

For information relating to the Company's consolidated financial statements and supplementary data, reference is made to pages 14 to 27 of the 1996 Annual Report to Shareholders, filed as Exhibit 13 hereto, which information is incorporated herein by reference.

ITEM 9.     DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
            DISCLOSURE

Not applicable.

PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table and the notes thereto set out, as of June 1, 1996, the name and age of each director of the Company and any nominees for director of the Company; his present principal occupation, business or employment; his principal occupation, business or employment during the past five years, the period during which he has served as a director of the Company, all other major positions and offices with the Company and significant affiliates thereof now held by him, if any.



                                                                           BUSINESS EXPERIENCE
                                                                DIRECTOR   DURING THE PAST FIVE YEARS,
NAME                                                            SINCE      DIRECTORSHIPS AND OTHER INFORMATION
__________________________________________________________________________________________________________________

Desmond Cunningham, 65                                          1971      Past Chairman and co-founder of the
                                                                          Company.  Retiring, effective August 1,
                                                                          1996.

Alexander Curran, 69                                            1987      President, Alex Curran Consultant Inc.
                                                                          (management consultant) since December
                                                                          1988.  Retiring, effective August 1, 1996.

John F. Gamba, 57                                               1995      Senior Vice President, Corporate
                                                                          Resources and Performance Assurance,
                                                                          Bell Atlantic Corporation (regional
                                                                          operating telephone company) since May
                                                                          1994. Group President, Network
                                                                          Technologies & Systems of Bell Atlantic
                                                                          Network Services, Inc. from March 1992
                                                                          to May 1994.  Executive Vice President,
                                                                          Bell Atlantic Network Services from
                                                                          April 1990 to March 1992.

Charles J. Gardner, 60                                          1981      Partner of Goldberg, Shinder, Gardner
                                                                          & Kronick (barristers & solicitors) since
                                                                          1965.

Donald M. Gleklen, 59                                           1991      President, Jocard Financial Services,
                                                                          Inc. (merchant banking), since October
                                                                          1994.  Special Counsel to Robert J.
                                                                          Brobyn & Associates, Attorneys at Law,
                                                                          from February 1994 to October 1994.
                                                                          Senior Vice President of MEDIQ
                                                                          Incorporated (health care services
                                                                          company) from September 1984 to February
                                                                          1994.

Barclay C. Isherwood, 50                                        Nominee   President, B.C. Isherwood & Associates
                                                                          (consultant).  From 1992 to March 1996,
                                                                          principal in Iles & Isherwood Inc., co-
                                                                          managing an investment fund specializing
                                                                          in technology companies.  Prior to 1992,
                                                                          Vice President, Motorola Inc.








Robert E. Keith, 54                                             1992      President, Technology Leaders Management
                                                                          Inc. (high technology venture
                                                                          capitalists) since December 1991 and
                                                                          Managing Director of Radnor Venture
                                                                          Partners, L.P. (high technology venture
                                                                          capitalists) since July 1989.


Ian McLaren, 39                                                 Nominee   President, SHL Canada, since December
                                                                          1995 (a wholly-owned subsidiary of
                                                                          MCI, providing systems integration
                                                                          and outsourcing services).  From early
                                                                          1994 to December 1995, Executive Vice
                                                                          President and General Manager of the
                                                                          Ottawa Region for SHL Canada.  Prior to
                                                                          joining SHL Canada in 1994, Group Vice
                                                                          President, Finance, Professional and
                                                                          Public Administration Sector of Digital
                                                                          Equipment of Canada.

A. Graham Sadler, 71                                            1994      President, Moreline Inc. (supplier of
                                                                          electronic and mechanical components and
                                                                          parts) since 1991.  Retiring, effective
                                                                          August 1, 1996.

Albert Sinyor, 49                                               1995      President, Amico Corporation (medical
                                                                          equipment manufacturing) since 1993.
                                                                          From 1988 to 1993,  General Manager,
                                                                          Canadian Operations of Bell Atlantic
                                                                          Business Systems Services.

Thomas A. Vassiliades, 60                                       1993      Chairman of the Company since May 1995,
                                                                          and President and Chief Executive
                                                                          Officer since May 1994.  President
                                                                          and Chief Executive Officer of Avatar
                                                                          Management Services, Inc. (management
                                                                          and consulting services) since June
                                                                          1993.  President and Chief Executive
                                                                          Officer of Bell Atlantic Business
                                                                          Systems Inc. (international independent
                                                                          computer and network services) from
                                                                          February 1990 to June 1993.


Mihkel E. Voore, 41                                             Nominee   Partner, since 1991, with the law firm
                                                                          of Stikeman, Elliott in Toronto
                                                                          practicing in the areas of corporate and
                                                                          securities law.

Johnny Wai-Nang Wong, 48                                        Nominee   Currently on sabbatical from the
                                                                          University of Waterloo, Waterloo,
                                                                          Ontario to the IBM Zurich Research
                                                                          Laboratory, as Visiting Scientist in
                                                                          the Department of Communication Systems.
                                                                          From 1985 to present, Professor,
                                                                          Department of Computer Science,
                                                                          University of Waterloo, with cross-
                                                                          appointment in the Department of
                                                                          Electrical and Computer Engineering.
                                                                          From 1989 to 1994 served as Associate
                                                                          Provost, Computing and Information
                                                                          Systems with the University of Waterloo.


There are no family relationships between directors or executive officers of the Company. Under the provisions of the Ontario Business Corporations Act, 1982, a majority of the directors must be resident Canadians.

The names, ages, positions with the Company and business experience of the executive officers of the Company as of June 1, 1996, other than Mr. Vassiliades, are as follows:

Richard Busto, 52, has been Vice President, Strategy, Business Development and Network Services since January 1996. Mr. Busto joined the Company in October 1995 as Vice President of Networking Services, Education and Quality after 29 years of industry experience at the IBM Corporation of Armonk, New York. Before joining the Company, Mr. Busto was director of business development for IBM's services division. From 1990 to 1993, Mr. Busto was general manager for field service operations for the U.S. and has held various management positions throughout IBM's services organization, including director of networking services, director of service planning and director of finance.

Michael Chawner, 49, has been Vice President, Product Operations and Chief Technology Officer since January 1996 and is responsible for product development, manufacturing and supply. Previously, Mr. Chawner was Vice President, Strategy and Business Development, a position which he held from February 1995 when he joined the Company. From 1988 to February 1995, Mr. Chawner was with Newbridge Networks Corporation and held positions as Vice President of Research and Development and Vice President of Network Engineering. Mr. Chawner has over 20 years of combined experience in the industry with Bell-Northern Research Ltd., Mitel Corporation, Leigh Instruments and British Telecom in the United Kingdom.

Joceline Lemieux, 37, was appointed Vice President, Worldwide Marketing in January 1996. Her mandate encompasses corporate marketing, product line management and field marketing. Ms. Lemieux has been with the Company's sales organization since April 1986. From September 1995 to April 1996 she was Vice President, Canadian Sales and from April 1992 to September 1995 was the Regional Manager for the Eastern Canada region.

Walter R. MacDonald, 34, has been Vice President, Finance and Chief Financial Officer since September 1993. From June 1992 to September 1993, he was Controller; from June 1991 to June 1992 he was Treasurer and from January 1990 to June 1991 he was Assistant Treasurer of the Company.

John McGoldrick, 43, was appointed president of the Company's newly formed Asia Pacific Group in April 1996 located in Tokyo, Japan. From April 1995 to April 1996, Mr. McGoldrick was managing director for sales, services and marketing in Europe, the Middle East, Australasia and Africa. From January 1995 to April 1995, Mr. McGoldrick was Managing Director of Gandalf Digital Communications Limited, the Company's subsidiary in the United Kingdom, and from October 1994 to January 1995, was General Manager, European Direct for Gandalf Digital Communications Limited. Between February 1990 and October 1994, Mr. McGoldrick was Vice President of Sorbus UK, and from July 1991 to October 1994 was also general manager of a joint venture between ICL Company located in the United Kingdom and Bell Atlantic Customer Services, located in the United States.

Peter Merrifield, 35, has been Managing Director, Europe, Middle East and Africa, since April 1996. Prior to April 1996, Mr. Merrifield was Regional Sales Director, Gandalf International Limited. Between 1984 and March 1996 he held various positions within Gandalf Digital Communications Limited and Gandalf International Limited including International Sales Support Director, Sales Support Manager and Product Line Manager.

Kenneth Stess, 37, was appointed Vice President, North American Sales in April 1996. From January 1996 to April 1996, he was Vice President, Sales and Marketing, United States and from 1991 to 1996, Mr. Stess held various positions in the Company, including Vice President, North American Marketing; Vice President, Marketing of Gandalf Systems Corporation; Strategic Marketing (Remote Access) and Marketing Manager, New Business Development.

Frank van der Poll, 31, has been Managing Director, Northern Europe, since April 1996. From March 1994 to April 1996, Mr. van der Poll was Managing Director, Gandalf Nederland B.V. From 1993 to February 1994, Mr. van der Poll was Sales Director, Gandalf Nederland B.V. From 1990 to 1993, Mr. van der Poll held positions with ICL Company.

ITEM 11.

EXECUTIVE COMPENSATION

Overview
- --------

The Company currently has 9 executive officers of whom two became executive officers subsequent to March 31, 1996 and whose compensation during fiscal 1996 does not form part of the amounts contained in this section. The aggregate cash compensation, including amounts paid under the Executive Incentive Plan paid to all executive officers as a group (9 persons, including two individuals who were executive officers during fiscal 1996, but were not serving at March 31, 1996) by the Company and its subsidiaries for services rendered during the fiscal year ended March 31, 1996 was $1,260,786. In addition, during the fiscal year ended March 31, 1996, executive officers were given the use of automobiles leased by the Company at an aggregate incremental cost to the Company and its subsidiaries of $45,348.

Liability Insurance
- -------------------

The Company provides liability insurance for directors and officers of the Company and its subsidiaries. Effective November 1, 1995 the Company had directors' and officers' liability insurance with policy limits of $18.3 million per loss with an annual aggregate of $18.3 million. The Company's annual deductible is $73,000 except $257,000 for claims originating in the United States, and no deductible to the individual. The premium for directors' and officers' liability insurance in respect of fiscal 1996 was $226,000. The individual directors and officers of the Company and its subsidiaries are insured for losses arising from claims against them for certain of their acts, errors or omissions. The Company is insured against any loss arising out of any liability to indemnify a director or officer.


Summary Compensation Table
- --------------------------

The following table presents information provided in accordance with regulations under the Securities Act (Ontario) which requires the disclosure of compensation paid during each of the years in the three year period ended March 31, 1996, in respect of the individuals serving as executive officers at March 31, 1996, who during fiscal 1996 held the position of chief executive officer of the Company or who were the other four most highly compensated executive officers of the Company. The table also includes two additional individuals who were executive officers during fiscal 1996, but were not serving at March 31, 1996. In addition, the Company has included information in respect of two other executive officers of the Company serving at March 31, 1996.

SUMMARY COMPENSATION TABLE


                                                                               Long-Term
                                                                               Compensation
                                                 Annual Compensation           Awards
                                       -----------------------------------     -----------
                                                                               Securities
                                                                               Under
Name and                      Fiscal                           Other Annual    Options     All Other
Principal Positions           Year      Salary       Bonus     Compensation    Granted     Compensation
                                                      ($)           ($)          (#)
     (a)                       (b)       (c)          (d)           (e)          (f)          (g)
- -------------------------------------------------------------------------------------------------------
Executive officers serving with the Company as at June 1, 1996
- -------------------------------------------------------------------------------------------------------

T.A. Vassiliades              1996      $200,000         ---          ---         800,000         ---
Chairman, President and CEO   1995      $178,498 (1)     ---          ---         600,000         ---
                              1994           ---         ---          ---             ---         ---

R. Busto                      1996      $146,125 (2)     ---          ---         100,000         ---
VP Strategy, Business         1995           ---         ---          ---             ---         ---
Development and Network       1994           ---         ---          ---             ---         ---
Services

M. Chawner                    1996      $ 89,903         ---          ---          50,000         ---
VP Product Operations and     1995      $ 10,228 (3)     ---          ---          75,000         ---
Chief Technology Officer      1994           ---         ---          ---             ---         ---

J. Lemieux                    1996      $ 99,760 (4)     ---          ---          50,000         ---
VP Worldwide Marketing        1995           ---         ---          ---             ---         ---
                              1994           ---         ---          ---             ---         ---

W. R. MacDonald               1996      $ 89,536     $18,164          ---          64,000         ---
VP Finance and CFO            1995      $ 84,443         ---          ---          40,000         ---
                              1994      $ 71,287         ---          ---          50,000         ---

J. McGoldrick                 1996      $103,376     $ 3,671          ---          50,000         ---
President Asia Pacific        1995        62,240 (5)     ---          ---          50,000         ---
Group                         1994           ---         ---          ---             ---         ---

K. Stess                      1996      $169,751 (4)     ---          ---          35,000         ---
VP North American Sales       1995           ---         ---          ---             ---         ---
                              1994           ---         ---          ---             ---         ---


Executive officers  no longer serving with the Company as at June 1, 1996
- ------------------------------------------------------------------------------------------------------
P. Beaumont                   1996      $157,883 (6)     ---          ---          25,000         ---
VP Sales, Services and        1995      $149,376 (4)     ---          ---         125,000         ---
Marketing for  the  Americas  1994           ---         ---          ---             ---         ---

G.A. Daniello                 1996      $131,463 (7) $35,219          ---          25,000         ---
VP Product Operations         1995      $137,478         ---          ---          75,000         ---
and Chief Technology Officer  1994      $111,493 (8)     ---          ---         125,000         ---


(1)   T.A. Vassiliades was appointed President and CEO on May 10, 1994.  He held this office for ten months in fiscal 1995, and previously provided consulting services to the Company through Avatar Management
      Services, Inc., a company controlled by him.
(2)   R. Busto was employed by the Company for seven months during fiscal 1996.
(3)   M. Chawner was employed by the Company for one month during fiscal 1995.
(4)   Includes sales commissions.
(5)   J. McGoldrick was employed by the Company for five months during fiscal 1995.
(6)   P. Beaumont resigned from the Company March 31, 1996.
(7)   G.A. Daniello resigned from the Company on January 19, 1996.
(8)   G.A. Daniello was employed by the Company for ten months during fiscal 1994.

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
     (a)                 (b)         (c)          (d)              (e)            (f)

Executive officers serving with the Company as at June 1, 1996
- ----------------------------------------------------------------------------------------------
T.A. Vassiliades       800,000      45.9%   800,000 @ $ 3.77      $ 3.77     April 7, 2005
Chairman, President
and CEO

R. Busto               100,000       5.7%   100,000 @ $ 7.65      $ 7.65     August 27, 2005
VP Strategy, Business
Development and
Network Services

M. Chawner              50,000       2.8%    25,000 @ $ 4.77 (2)  $ 4.77     May 10, 2005
VP Product Operations                        25,000 @ $15.96 (2)  $15.96     January 21, 2006
and Chief Technology
Officer

J. Lemieux              50,000       2.8%     5,000 @ $ 8.80 (2)  $ 8.80     July 16, 2005
VP Worldwide                                 20,000 @ $ 5.50 (2)  $ 5.50     October 31, 2005
Marketing                                    25,000 @ $13.39 (2)  $13.39     January 10, 2006

W. R. MacDonald         64,000       3.7%    44,000 @ $ 4.77 (2)  $ 4.77     May 10, 2005
VP Finance and CFO                           20,000 @ $13.85 (2)  $13.85     March 17, 2006

J. McGoldrick           50,000       2.8%    50,000 @ $ 4.72 (3)  $ 4.72     May 10, 2002
President Asia
Pacific Group

K. Stess
VP North American       35,000       2.0%    10,000 @ $ 8.85      $ 8.85     July 16, 2005
Sales                                        25,000 @ $15.70      $15.70     January 3, 2006

Executive officers  no longer serving with the Company as at June 1, 1996
- ----------------------------------------------------------------------------------------------
P. Beaumont
VP Sales, Services      25,000       1.4%    25,000 @ $ 4.72 (3)  $ 4.72     May 10, 2002
and Marketing for
the Americas

G.A. Daniello           25,000       1.4%    25,000 @ $ 4.77 (2)  $ 4.77     May 10, 2005
VP Product Operations
and Chief Technology
Officer

(1)   The market value of the common shares underlying the options was the closing market price on the Toronto
      Stock Exchange on the day prior to the date of the grant.
(2)   Options were granted in Canadian dollars.  Translated at the year end exchange rate of C$1=$0.7336.
(3)   Options were granted in pounds sterling.  Translated at the year end exchange rate of 1 pound sterling=$1.5263

AGGREGATED OPTION EXERCISES DURING THE MOST RECENTLY
COMPLETED FINANCIAL YEAR AND FINANCIAL YEAR-END OPTION VALUES


                                                                                   Value of
                                                                                   Unexercised
                                                               Unexercised         in-the-Money
                                                               Options             Options
                                                               at Fiscal           at Fiscal
                         Securities     Aggregate Value of     Year End (1)(#)     Year End (2)($)
Name and                 Acquired       Securities Acquired    Exercisable/        Excerciseable/
Principal Positions      on Exercise    on Exercise            Unexerciseable      Unexcerciseable
                            (#)           ($)
       (a)                  (b)           (c)                       (d)                   (e)
- ------------------------------------------------------------------------------------------------------------------
Executive officers serving with the Company as at June 1, 1995
- ------------------------------------------------------------------------------------------------------------------
T.A. Vassiliades         1,152,502    $12,008,388          266,665 Exercisable         $2,930,649     Exercisable
Chairman, President                                         10,833 Unexercisable       $  126,711     Unexercisable
and CEO

R. Busto                      ---            ---           100,000 Unexercisable       $  711,000     Unexercisable
VP Strategy, Business
Development and Network
Services

M. Chawner                    ---            ---            25,005 Exercisable         $  309,462 (3) Exercisable
VP Product Operations and                                   99,995 Unexercisable       $  868,538 (3) Unexercisable
Chief Technology Officer

J. Lemieux                    ---            ---             1,667 Exercisable         $   17,267 (3) Exercisable
VP Worldwide Marketing                                      53,333 Unexercisable       $  283,768 (3) Unexercisable

W. R. MacDonald               ---            ---            67,671 Exercisable         $  871,750 (3) Exercisable
VP Finance and CFO                                         107,329 Unexercisable       $1,061,147 (3) Exercisable

J. McGoldrick               5,000     $   52,021            11,667 Exercisable         $  157,073 (4) Exercisable
President Asia Pacific                                      83,333 Unexercisable       $  950,662 (4) Unexercisable
Group

K. Stess                    6,667     $   91,837            48,333 Unexercisable       $  243,509     Unexercisable
VP North American Sales

Executive officers  no longer serving with the Company as at June 1, 1996
- ------------------------------------------------------------------------------------------------------------------
P. Beaumont                41,666     $  225,968            NIL (5)                    NIL
VP Sales, Services
and Marketing for the
Americas

G.A. Daniello             116,675     $1,214,670            NIL (6)                    NIL
VP Product Operations
and Chief Technology
Officer


(1)   Includes options granted prior to appointment as an executive officer.
(2)   The market value of common shares underlying the options on March 31, 1996 was $14.76.
(3)   Options were granted in Canadian dollars.  Translated at the year end exchange rate of C$1=0.7336.
(4)   Options were granted in pounds sterling.  Translated at the year end exchange rate of 1 pound sterling=$1.5263.
(5)   P. Beaumont resigned from the Company on March 31, 1996.  108,334 options expired upon the
      Optionee ceasing to be employed by the Company.
(6)   G. Daniello resigned from the Company on January 19, 1996.  108,325 options expired upon the Optionee ceasing to be employed by the Company.

Bonus and Stock Plans
- ---------------------

The Company has an executive incentive plan under which cash compensation is distributed to executive officers during the year. The plan is administered by the Compensation Committee of the board of directors which determines the amount that may be paid to executive officers as a bonus during the year. The criteria used to determine the amount awarded reflects the position held by the executive officer in the Company, the level of responsibility, and the degree to which established objectives are achieved. Bonuses paid to executive officers during the fiscal year ended March 31, 1996 totaled $57,054.

The Company has five stock option plans as set out below, of which only one is an active plan. All option grants made during the fiscal year ended March 31, 1996 were from the Stock Option Plan for Key Employees and Directors (formerly the Stock Option Plan for Executives and Directors).

       1983 Stock Option Plan for Key Employees
       1984 Stock Option Plan for Directors
       1988 Stock Option Plan for Key Employees
       1988 Stock Option Plan for Directors
       Stock Option Plan for Key Employees and Directors

As at March 31, 1996, 1,859,225 Common Shares were subject to options at prices ranging from C$0.88 to C$23.00 and expiring at various dates between January 10, 1997 and March 17, 2006. Of such options, 1,167,165 Common Shares were subject to options held by all directors and executive officers as a group.

Compensation of Directors
- -------------------------

The by-laws of the Company authorize the Board to determine the amount of remuneration to be paid to directors for their services as directors.
The Board has approved the following schedule of fees for directors who are not employees of the Company (Outside Directors). Outside Directors resident in Canada receive an annual retainer of C$7,500 . Outside
Directors resident in the United States receive an annual retainer of $7,000. In addition, each director receives an attendance fee of $400 (in local currency) for meetings of shareholders, the Board of Directors and Committees of the Board of which he is a member. Directors are entitled to reimbursement by the Company for all reasonable expenses incurred in attending such meetings. Directors who are employees receive no remuneration for serving as members of the Board or as members of Committees of the Board. No additional compensation is paid to the Chairs of the various Committees.

During the fiscal year ended March 31, 1996, the following amounts were paid to directors of the Company in their capacity as directors, including amounts paid for Committee participation or special assignments: Desmond Cunningham C$10,660; Alexander Curran $11,100; John F. Gamba $6,096; Charles J. Gardner C$15,900; Donald M. Gleklen $11,000; Robert E. Keith $14,600; A. Graham Sadler C$10,700; Albert Sinyor C$6,417. Thomas A. Vassiliades was appointed Chairman on May 31, 1995 and President and Chief Executive Officer on May 10, 1994. Desmond Cunningham resigned as Chairman of the Company on May 31, 1995.

Directors of the Company, are eligible to receive stock options under the Stock Option Plan for Key Employees and Directors. Pursuant to the terms of the Plan, as amended and ratified by the shareholders on August 10, 1995, directors are to be awarded stock options on 10,000 common shares of the Company on the date of their initial election, and stock options on 5,000 common shares of the Company on each subsequent re-election, up to a maximum of 50,000 unexercised stock options. On August 10, 1995, Mr. Gamba and Mr. Sinyor were elected directors of the Company and each received a stock option under the Stock Option Plan for Key Employees and Directors to purchase 10,000 common shares at an exercise price of $10.86 per common share (the equivalent of the Canadian market price on the date of grant), and C$14.75, respectively.

The remaining directors of the Company each received option grants, effective May 31, 1995, at an exercise price equal to the market price on the date of grant. The number of stock options granted vary by individual director, in recognition of additional responsibilities undertaken for committee work as well as length of service as a director. Resident Canadian directors received option grants at an exercise price of C$7.50, as follows: Desmond Cunningham, 10,000; Alexander Curran, 15,000; Charles J. Gardner, 15,000; A. Graham Sadler, 10,000. United States resident directors received option grants at an exercise price of $5.48 (the equivalent of the Canadian market price on the date of grant), as follows: Donald M. Gleklen, 20,000; Robert
E. Keith, 10,000.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT

The following table sets forth information as of June 1, 1996 with respect to
(1) all shareholders known to the Company to be beneficial owners of more than 5 percent of its outstanding Common Shares and (2) share ownership by each director and nominee for director and by each named executive officer still in the employ of the Company and by all executive officers and directors as a group.

                                     Amount                            Percent
Name                                 Beneficially Owned (1)            of Class (7)
- ----------------------------------------------------------------------------------

Richard Busto                                   -                           -
Michael Chawner                            34,640 (4)                       -
Desmond Cunningham                         83,693 (2)                       -
Alexander Curran                           18,917 (3)                       -
John F. Gamba                                 800                           -
Charles J. Gardner                         25,667 (4)                       -
Donald M. Gleklen                          75,668 (4)                       -
Barclay C. Isherwood                      287,200
Robert E. Keith                            47,943 (4)                       -
Joceline Lemieux                            3,334 (3)                       -
Ian McLaren                                     -                           -
John McGoldrick                            10,337 (3)                       -
A. Graham Sadler                            3,250 (3)                       -
Albert Sinyor                                   -                           -
Kenneth Stess                               6,667 (3)                       -
Walter R. MacDonald                        95,673 (3)                       -
Peter Merrifield                            5,001 (3)                       -
Frank van der Poll                          5,001 (3)                       -
Mihkel E. Voore                                 -                           -
Johnny Wai-Nang Wong                            -                           -
Thomas A. Vassiliades                     665,844 (4) (5)                 1.5%
All executive officers and
directors as a group (21 persons)       1,369,635 (6)                     3.1%

FOOTNOTES
(1) All shares are owned of record or beneficially and the sole investment and voting power is held by the person named, except as set forth below.

(2) 81,692 shares are owned of record by Donosti Investments Inc., a corporation controlled by Desmond Cunningham, and the balance represent
options currently exercisable (or 	exercisable within the next 60 days) by
Desmond Cunningham.


(3) Represents options (currently exercisable or exercisable within 60 days).

(4) Includes options (currently exercisable or exercisable within 60 days) on the following shares:
         Michael Chawner            33,340
         Charles J. Gardner         24,667
         Donald M. Gleklen          25,668
         Robert E. Keith             3,250
         Thomas A. Vassiliades       1,250

(5) Includes 300,000 common shares held by Mr. Vassiliades wife.

(6) Includes options (currently exercisable or exercisable within 60 days) on 238,356 common shares.

(7) Percentage ownership is calculated based upon total shares outstanding plus shares subject to options (currently exercisable or exercisable within 60 days) held by the individual named or the persons included in the relevant group. - indicates beneficial ownership of less than 1% of the class.



Statements contained in the table as to securities beneficially owned by directors, officers and certain shareholders or over which they exercise control or direction are, in each instance, based upon information obtained from such directors, executive officers and shareholders.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Charles J. Gardner, a current Board member, and Mihkel E. Voore, a nominee to the Board, are each partners in law firms which provides legal services to the Company. Mr. Cunningham had a consulting arrangement under which he performed services for the Company during the fiscal year ended March 31, 1996. Mr. Vassiliades had a consulting arrangement with the Company prior to his becoming President and Chief Executive Officer on May 10, 1994. Other than as described above, there are no material relationships and related transactions with directors and executive officers of the Company.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K

(a) The following documents are filed as part of this report.

(1) The following financial statements, included in the 1996 Annual Report to Shareholders are incorporated by reference into this report.

Auditors' Report.

Consolidated Financial Statements of Gandalf Technologies Inc. including:

Consolidated Balance Sheets at March 31, 1996 and March 31, 1995.

Consolidated Statements of Income for the years ended March 31, 1996, March 31, 1995 and March 31, 1994.

Consolidated Statements of Changes in Financial Position for the years ended March 31, 1996, March 31, 1995 and March 31, 1994.

Consolidated Statements of Shareholders' Equity for the years ended March 31, 1996, March 31, 1995 and March 31, 1994.

Notes to Consolidated Financial Statements.

(2) Financial Statement Schedule.

Auditors' Report on Schedule.

Schedule II: Valuation and qualifying accounts.

Note: Schedules other than the one above are omitted as not applicable, not required, or the information is included in the consolidated financial statements thereto.

(3) Exhibits

     Exhibit No.      Description
     -----------      -----------

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

     *10.7 Consulting Agreement dated as of February 21, 1994 between the Company and Thomas A. Vassiliades (filed as Exhibit 10.17 to the Form 10-K for the fiscal year ended March 31, 1994).

     *10.8 Consulting Agreement dated as of March 1, 1995 between Thomas A. Vassiliades and the Company (filed as Exhibit
               10.11 to the Form 10-Q for the quarter ended July 1, 1995).

     *10.9     Credit Agreement dated as of May 30, 1995 between the
               Royal Bank of Canada and the Company (filed as Exhibit
               10.12 to the Form 10-Q for the quarter ended July 1, 1995).

     *10.10 Credit Agreement, dated as of May 30, 1995 between the Royal Bank of Canada and Gandalf Canada Limited/Gandalf Technologies Inc. (filed as Exhibit 10.13 to the Form 10-Q for the quarter ended July 1, 1995).

        13 Pages 14 to 34 of the Annual Report to Shareholders for the fiscal year ended March 31, 1996.

        21     List of subsidiaries.

        23     Consent of KPMG Peat Marwick Thorne.

- ----------------------------------
*Incorporated herein by reference.

(b) The Company did not file any reports on Form 8-K during the fourth quarter of the fiscal year ended March 31, 1996.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GANDALF TECHNOLOGIES INC.

By:   s/THOMAS A. VASSILIADES
      -----------------------
      (Thomas A. Vassiliades)
      Chairman, President and Chief Executive Officer

Dated: June 3, 1996


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

Signatures                   Title                   Date
- ------------------           -----                  --------


s/DESMOND CUNNINGHAM
- --------------------
(Desmond Cunningham)        Director            June 3, 1996


s/ALEXANDER CURRAN
- ------------------
(Alexander Curran)          Director            June 3, 1996


s/JOHN F. GAMBA
- ---------------
(John F. Gamba)             Director            June 3, 1996


s/CHARLES J. GARDNER
- --------------------
(Charles J. Gardner)        Director            June 3, 1996
s/DONALD M. GLEKLEN
- -------------------
(Donald M. Gleklen)         Director            June 3, 1996


s/ROBERT E. KEITH
- -----------------
(Robert E. Keith)           Director            June 3, 1996


s/WALTER R. MACDONALD
- ----------------------      Vice President      June 3, 1996
(Walter R. MacDonald)       of Finance
                           (Principal Financial and
                            and Accounting Officer)


s/A. GRAHAM SADLER
- ------------------
(A. Graham Sadler)          Director            June 3, 1996


s/ALBERT SINYOR
- ---------------
(Albert Sinyor)             Director            June 3, 1996


s/THOMAS A. VASSILIADES
- ------------------------    Director, Chairman, June 3, 1996
(Thomas A. Vassiliades)     President, and
                            Chief Executive Officer
                           (Principal Executive Officer)

Consolidated Financial Statements of Gandalf Technologies Inc.

These financial statements are prepared in accordance with Canadian generally accepted accounting principles which in the case of the Company differ in certain respects from those in the United States. See note 17 to the consolidated financial statements.

AUDITORS' REPORT ON SCHEDULE

To the Board of Directors and Shareholders of Gandalf Technologies Inc.

Under date of May 10, 1996, we reported on the consolidated balance sheets of Gandalf Technologies Inc. as at March 31, 1996 and 1995 and the consolidated statements of income, changes in financial position and shareholders' equity for each of the years in the three year period ended March 31, 1996 as contained in the 1996 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the fiscal year 1996. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in item 14 of Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

s/KPMG PEAT MARWICK THORNE
Chartered Accountants
Ottawa, Canada
May 10, 1996


Schedule II:  Valuation and qualifying accounts and reserves.
              (Thousands of United States dollars)
- -------------------------------------------------------------------------------
Col. A             Col. B              Col. C              Col. D       Col. E
                                      Additions
                                  ---------------------
                                    (1)        (2)
                                             Charged to
                  Balance at     Charged to  other                      Balance
                  beginning      costs and   accounts     Deductions    at end
Description       of year        expenses    - describe(1) - describe   of year
- -------------------------------------------------------------------------------
Year ended March 31, 1996
- -----------
Reserve for bad
debts deducted
in the balance
sheet from amounts
receivable .......  $ 4,430       $   836    $  (364)     $    -       $ 4,902

Year ended March 31, 1995
- -----------
Reserve for bad
debts deducted
in the balance
sheet from amounts
receivable  ......  $ 4,414       $   519    $  (503)     $    -       $ 4,430

(1) Relates to accounts receivable charged directly against reserve for bad debts.
