Form 10-Q
period 1996-06-29
GANDALF TECHNOLOGIES INC
filed 1996-08-06
CIK 355876

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 29, 1996 Commission file number 0-12643
     -------------                                     -------


                        GANDALF TECHNOLOGIES INC.
 -------------------------------------------------------------
  (Exact name of registrant as specified in its charter)


   ONTARIO, CANADA                         NOT APPLICABLE
  --------------------------        --------------------------
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)           Identification No.)


130 COLONNADE ROAD SOUTH, NEPEAN, ONTARIO         K2E 7M4
- ------------------------------------------   ----------------
(Address of principal executive offices)        (Postal Code)


Registrant' s telephone number,
including area code                            (613) 274-6500
                                              ---------------


                         NOT APPLICABLE
- -------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.


*Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes   X    No
                                     -----     -----

The number of shares outstanding as at July 31, 1996 was 43,295,857.

GANDALF TECHNOLOGIES INC.
INDEX

                                                      Page No
                                                     --------

PART I   FINANCIAL INFORMATION

         Consolidated Balance Sheets-                       3

         Consolidated Statements of Income -                4

         Consolidated Statements of Changes in
         Financial Position -                               5

         Consolidated Statements of Shareholders  Equity -  6

         Notes to Consolidated Financial Statements -       7

         Management's Discussion and Analysis of
         Financial Condition and Results of Operations -   12

PART II  OTHER INFORMATION                                 21

SIGNATURE PAGE                                             21

GANDALF TECHNOLOGIES INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Thousands of US dollars)



                                                             June 29    March 31
                                                                1996        1996
                                                            --------    --------
ASSETS
Current assets:
  Cash and cash equivalents                                 $ 10,478    $ 13,602
  Accounts receivable                                         22,231      28,694
  Inventories (note 2)                                        16,906      13,491
  Other                                                        1,556       1,867
                                                            --------    --------
      Total current assets                                    51,171      57,654
Fixed assets (note 3)                                         14,455      16,253
Goodwill, net of amortization of $3,225
  (March 31, 1996:  $3,172)                                    3,189       3,242
Other assets                                                   2,175       2,226
                                                            --------    --------
      Total assets                                          $ 70,990    $ 79,375
                                                            ========    ========
LIABILITIES AND SHAREHOLDERS  EQUITY
Current liabilities:
  Accounts payable and accrued liabilities (note 5)         $ 21,202    $ 21,755
  Deferred revenue                                             6,036       6,178
  Current portion of long-term debt                              417         360
                                                            --------    --------
      Total current liabilities                               27,655      28,293
Long-term debt                                                 2,527       2,496

Shareholders  equity:
  Capital stock:
    Common shares, 43,264,941 issued and
    outstanding (March 31, 1996: 42,939,523) (note 6)         55,364      54,198
  Retained earnings (deficit) (note 6)                        (8,720)        260
  Cumulative translation adjustment                           (5,836)     (5,872)
                                                            --------    --------
      Total shareholders  equity                              40,808      48,586
                                                            --------    --------
      Total liabilities and shareholders  equity            $ 70,990    $ 79,375
                                                            ========    ========

(See accompanying notes to consolidated financial statements)



GANDALF TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Thousands of US dollars except per share amounts)


                                                               13 Weeks Ended
                                                                   June 29
                                                            --------------------
                                                                1996        1995
                                                            --------    --------
Revenues:
  Product                                                   $ 10,917    $ 19,414
  Service                                                      7,420       9,236
                                                            --------    --------
                                                              18,337      28,650
Operating expenses:
  Cost of product sales                                        6,431       9,663
  Service expenses                                             5,307       5,869
  Sales and marketing                                          7,294       8,198
  Administration and general                                   2,278       2,071
  Research and development                                     3,004       2,595
  Restructuring costs (note 7)                                 3,010           -
                                                            --------    --------
Income (loss) from operations                                 (8,987)        254
Interest expense                                                 (47)       (206)
Interest income and foreign exchange                              54          18
                                                            --------    --------
Net income (loss) for the period                            $ (8,980)   $     66
                                                            ========    ========

Basic earnings (loss) per share (note 8)                    $  (0.21)   $      -
                                                            ========    ========

Weighted average number of
shares outstanding (thousands)                                43,083      37,642
                                                            ========    ========


(See accompanying notes to consolidated financial statements)


GANDALF TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF CHANGES IN FINANCIAL POSITION
(Unaudited)
(Thousands of US dollars)


                                                               13 Weeks Ended
                                                                   June 29
                                                            --------------------
                                                                1996        1995

                                                            --------    --------
Operating activities:
  Cash provided by (applied to) operations (note 9)         $ (6,458)   $  1,576
  Decrease (increase) in operating working capital (note 10)   2,693        (202)
                                                            --------    --------
Cash provided by (applied to) operating activities            (3,765)      1,374
                                                            --------    --------
Financing activities:
  Issue of capital stock                                       1,166       6,423
  Conversion of debentures (note 11)                               -      (6,197)
  Other                                                           92         302
                                                            --------    --------
Cash provided by financing activities                          1,258         528
                                                            --------    --------

Investing activities:
  Purchase of fixed assets                                      (610)       (674)
  Other                                                           15         (34)
                                                            --------    --------
Cash applied to investing activities                            (595)       (708)
                                                            --------    --------

Effect of exchange rate changes on cash balances                 (22)        (81)
                                                            --------    --------
Increase (decrease) in cash position in the period            (3,124)      1,113

Cash position at beginning of period                          13,602       5,963
                                                            --------    --------
Cash position at end of period                              $ 10,478    $  7,076
                                                            ========    ========


Cash position is comprised of cash and cash equivalents net of any borrowings under bank operating lines.


(See accompanying notes to consolidated financial statements)



GANDALF TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS  EQUITY
(Unaudited)
(Thousands of US dollars)


                                                             13 Weeks Ended
                                                                 June 29
                                          -------------------------------------------------
                                                     1996                      1995
                                          ------------------------    ---------------------
                                              Shares       Dollars       Shares     Dollars
                                          ----------     ---------    ---------   ---------

Capital Stock:
     Consisting of an unlimited
     number of common shares
     authorized, without par value
  Balance at beginning of period (note 6) 42,939,523     $  54,198   35,238,064   $  91,644
  Issued:
     On conversion of debentures (note 11)         -             -    3,613,592       5,905
     On exercise of stock options            325,418         1,166       82,633         226
                                          ----------     ---------   ----------   ---------
  Balance at end of period                43,264,941     $  55,364   38,934,289   $  97,775
                                          ==========     =========   ==========   =========

Retained Earnings (Deficit):
  Balance at beginning of period (note 6)                $     260                $ (52,364)
  Net income (loss)                                         (8,980)                      66
                                                         ---------                ---------
  Balance at end of period                               $  (8,720)               $ (52,298)
                                                         =========                =========

Cumulative Translation Adjustment:
  Balance at beginning of period                         $  (5,872)               $  (4,838)
  Adjustment arising on translation of
     foreign subsidiaries  financial
     statements to US dollars                                 (110)                     776
  Adjustment relating to subsidiary loans
    designated as long-term investments                        146                     (885)
                                                         ---------                ---------
  Balance at end of period                               $  (5,836)               $  (4,947)
                                                         =========                =========


(See accompanying notes to consolidated financial statements)

GANDALF TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

All amounts are stated in US dollars unless otherwise indicated. C$ refers to Canadian dollars. Tabular amounts are in thousands except per share data. References to years are to fiscal years ending March 31.

1.  INTERIM FINANCIAL STATEMENTS

The consolidated financial statements for the first quarter of the 1997 fiscal year which ended June 29, 1996, are unaudited and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period.


2.  INVENTORIES



                                                             June 29    March 31
                                                                1996        1996
                                                            --------    --------
Raw materials                                               $  3,675    $  2,905
Work-in-process                                                4,400       3,821
Finished goods                                                 8,831       6,765
                                                            --------    --------
                                                            $ 16,906    $ 13,491
                                                            ========    ========


3.  FIXED ASSETS


                                                             June 29    March 31
                                                                1996        1996
                                                            --------    --------
Cost:
  Land                                                      $    222    $    218
  Buildings                                                    3,298       4,627
  Equipment                                                   58,984      58,336
  Leasehold improvements                                       1,945       1,966
                                                           ---------    --------
                                                              64,449      65,147
Accumulated depreciation                                      49,994      48,894
                                                            --------    --------
Net book value                                              $ 14,455    $ 16,253
                                                            ========    ========

4.  BANK OPERATING LINES

The Company's authorized bank operating lines at June 29, 1996 totaled $20.2 million. At that time, based on margin formulas, $13.8 million was available to, but not utilized by, the Company. Cash and cash equivalents held as of that date represented a further $10.5 million of available cash resources, and cash and unused credit lines totaled $24.3 million. The authorized lines are secured by certain of the accounts receivable, inventories and other assets of the Company and bear interest at the bank s prime rate plus 0.5% to 1.5%.

5.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

                                                             June 29    March 31
                                                                1996        1996
                                                            --------    --------
Trade accounts payable                                      $  9,047    $  7,376
Payroll, commissions and related taxes                         2,811       3,873
Accrued restructuring charges                                  3,373       2,747
Other payables                                                 4,698       6,434
Income and other taxes payable                                 1,273       1,325
                                                            --------    --------
                                                            $ 21,202    $ 21,755
                                                            ========    ========


6.  REDUCTION IN STATED CAPITAL

On August 10, 1995, during the second fiscal quarter of 1996, the shareholders of the Company passed a special resolution authorizing a reduction in statutory stated capital in respect of the common shares by $52,364,000. This resulted in a corresponding reduction in the accumulated deficit as shown on the consolidated balance sheets and the consolidated statements of shareholders' equity.


7.  RESTRUCTURING COSTS

Over the past several years the Company has undertaken significant restructuring activities in order to reposition the Company in line with its strategy, reduce costs and improve competitiveness. The size of the Company's workforce is currently less than 700 employees, approximately one-third the level of five years ago.

Restructuring charges of $3.0 million recorded in the first quarter of 1997 included a write down following a review of the net carrying amount of the Company's manufacturing facilities in which it was determined, in conjunction with the decision to enter into an agreement with a third party to provide the Company with a high-volume manufacturing capability, that the net carrying amount exceeded the estimated net recoverable amount. Restructuring charges also included provisions for future lease costs on sales offices made redundant in connection with changing the Company s sales distribution model from direct sales to multiple channels of distribution including: national resellers, operating telephone companies, Internet service providers, OEMs, system partners and corporate accounts.

8.  EARNINGS PER SHARE

Basic earnings (loss) per share figures are presented on the consolidated statements of income. These figures are calculated using the monthly weighted average number of common shares outstanding during the period. Fully diluted earnings per share information has not been presented as potential conversions are anti-dilutive.


For the first quarter of 1996 adjusted earnings per share is not materially different from the basic earnings per share figure. The calculation assumes that the conversion of debentures, which occurred during the first quarter of 1996, had occurred at the beginning of the quarter.


9.  CASH PROVIDED BY OPERATIONS

Cash provided by (applied to) operations is computed as follows:



                                                                 13 Weeks Ended
                                                                    June 29
                                                            ---------------------
                                                                1996         1995
                                                            --------     --------
Income (loss) from operations                               $ (8,987)    $    254
Depreciation and amortization                                  1,152        1,497
Writedowns not involving an outlay of cash                     1,370            -
Interest paid                                                    (47)        (193)
Interest income and foreign exchange                             159           18
Other                                                           (105)           -
                                                            --------     --------
                                                            $ (6,458)    $  1,576
                                                            ========     ========


10.  DECREASE IN OPERATING WORKING CAPITAL

The decrease (increase) in operating working capital is computed as follows:


                                                                13 Weeks Ended
                                                                    June 29
                                                            ---------------------
                                                                1996         1995
                                                            --------     --------
Accounts receivable                                         $  6,463     $    657
Inventories                                                   (3,415)         330
Prepaid expenses                                                 311          172
Accounts payable and accrued liabilities                        (501)      (1,302)
Income taxes payable                                             (52)          20
Deferred revenue                                                (142)         (37)
Foreign currency equity adjustment                                29          (42)
                                                            --------     --------
                                                            $  2,693     $   (202)
                                                            ========     ========




11.  CONVERTIBLE DEBENTURES


                                                                            Shares Issued
                                     Aggregate Principal Amount     %     Upon Conversion
- ----------------------------------------------------------------------    ---------------


Balance at March 31, 1994             C$ 30,000     $ 21,681      100%
  Converted during the year             (15,939)     (11,533)     (53)         6,782,519
  Impact of foreign exchange                 -           (97)       -
- ----------------------------------------------------------------------
Balance at March 31, 1995             C$ 14,061     $ 10,051       47
  Converted during the year             (14,061)     (10,336)     (47)         5,983,372
  Impact of foreign exchange                  -          285        -
- ----------------------------------------------------------------------
Balance at March 31, 1996             C$      -     $      -        -
======================================================================


In November 1992 the Company issued 8.5% convertible debentures with an aggregate principal amount of C$30.0 million which were due to mature in November 2002. At any time prior to maturity they were convertible into common shares of the Company at the option of the holder at a conversion price of C$2.35 (approximately $1.72) which would yield 425.53 common shares for each C$1,000 (approximately $732) of principal amount of debentures held. During 1995 debentures with an aggregate principal amount of $11,533,000 were converted into 6,782,519 common shares.

During the first quarter of 1996 debentures with an aggregate principal amount of $6,197,000 were converted into 3,613,592 common shares. The resulting increase in capital stock of $5,905,000 was determined as the sum of the principal amount of the debentures converted ($6,197,000) plus interest accrued to the date of conversion ($95,000), net of the pro rata share of the associated unamortized deferred financing costs ($387,000). During the second and third quarters of 1996 all remaining debentures were converted into 2,369,780 common shares.


12.  UNITED STATES ACCOUNTING PRINCIPLES

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada (Canadian GAAP) which in the case of the Company differ in the following material respects from those generally accepted in the United States (US GAAP).

(a) Under US GAAP, financing and investing activities not involving a receipt or outlay of cash are excluded from the consolidated statements of changes in financial position. Accordingly, the following financing activities would not be presented in the consolidated statement of changes in financial position for the first quarter of 1996 but would be shown supplementally.

   Conversion of debentures                      $ (6,197)
   Issue of capital stock on conversion of
   debentures                                    $  6,197

(b) Under US GAAP, bank operating lines would not be included as a component of the cash position presented in the consolidated statements of changes in financial position. The change in bank operating lines would be presented as a financing activity and would therefore be included in the determination of the increase or decrease in cash position in the period.

(c) Reductions in stated capital and deficit as described in note 6 do not fall within the definition of a quasi-reorganization under US GAAP and, accordingly, under US GAAP, capital stock and retained earnings
(deficit) would not each be reduced by $52,364,000.

(d) US GAAP requires the calculation of primary earnings per share. This figure is not materially different from the basic earnings per share figure calculated under Canadian GAAP.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction
- ------------

The consolidated financial statements for the first quarter ended June 29, 1996, together with accompanying notes, should be read as an integral part of this review. These financial statements have been prepared by management in accordance with accounting principles generally accepted in Canada. Note 12 to the consolidated financial statements describes the impact, in the case of the Company, of differences between accounting principles generally accepted in Canada and the United States. All amounts are stated in US dollars unless otherwise indicated. References to years are to fiscal years ending March 31.




Factors That May Affect Future Financial Performance
- ----------------------------------------------------

The Company's quarterly and annual operating results are affected by various trends and factors including, but not limited to, competition, the Company's success in developing, introducing and gaining market acceptance for new products, the timing of orders from customers, the levels of inventory held by resellers and distributors, as well as factors such as changes in general economic conditions or conditions in the specific markets for the Company's products, government regulation, tariffing of carrier services, and industry consolidation.

The networking industry is intensely competitive and subject to rapid change. As the market for the Company's products continues to develop, additional competitors are expected to enter the market and competition is anticipated to intensify. This may result in price reductions and margin erosion. Many of the Company' s current and potential competitors have larger technical staffs, more established and larger marketing and sales organizations, and significantly greater financial resources than does the Company. The Company also competes with other data networking vendors for access to distribution channels.

The Company's success is substantially dependent upon its ability to manage changes in its operations. Over the past several years the Company has undertaken significant restructuring activities in order to reposition the Company in line with its strategy, reduce costs and improve competitiveness. During the past year, examples of such changes included the establishment of new marketing and distribution channels, the restructuring of international operations and the outsourcing of the delivery of field service maintenance. In addition, the successful establishment and implementation of relationships with strategic partners and distributors is critical to the future success of the Company. During the past year, the Company has changed the way it distributes its products by establishing multi-tiered distribution channels and entering into agreements with several large resellers and distributors in North America, Europe and the Asia Pacific region. These new distribution channels, while viewed by the Company as critical to its future success, also bring additional new risks. These include less predictability regarding product demand and ordering patterns, reduced gross margins on sales to indirect channels and the time associated with reseller training and increasing awareness for the Company's products.

The Company's quarterly operating results fluctuate as a result of a number of factors including pricing, distributor ordering patterns, product returns and reserves, product mix, as well as the timing of new product announcements and introductions by the Company and its competitors. The Company's revenues are difficult to predict due to shipment patterns. A substantial portion of the Company s expenses are fixed, and consequently any significant fluctuations in revenue will impact earnings. Products are generally shipped as orders are received, and accordingly, the Company operates with a relatively small backlog. As a result, sales in any quarter are dependent on orders booked and shipped in that quarter. A high percentage of the Company's revenues are typically earned in the third month of each fiscal quarter and tend to be concentrated in the latter half of that month. Accordingly, quarterly financial results will be difficult to predict prior to the end of the quarter and a shortfall in shipments at the end of any particular quarter may cause the results of that quarter to fall significantly short of anticipated levels.

At the end of each quarter, the Company's distributors typically hold significant inventories of the Company s products. The Company has established reserves for returns based on experience. New channel relationships introduce additional uncertainty in this area. Setting reserves involves making judgments about future competitive conditions, product acceptance and other factors which by their nature involve uncertainties at the time the reserves are established.

Statements included in this Quarterly Report on Form 10-Q which are not historical facts, including statements about the Company's beliefs and strategies, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties and are not guarantees of future performance. The risks described herein and in the Company's other filings with the Securities and Exchange Commission could affect the Company's future results and could cause such results to differ materially from estimates expressed in any forward-looking statement included herein.

Results of Operations - First Quarter Ended June 29, 1996
- ---------------------------------------------------------

The Company experienced a significant decline in product revenues in the first quarter of 1997 attributed to difficulties experienced in implementing its new distribution model which has been underway for some period of time. The Company previously concluded it was necessary to accelerate the implementation of the new sales distribution infrastructure in the first quarter. The Company did not anticipate that accelerating the implementation of the new distribution model in the first quarter would adversely impact revenues. Service revenues also declined in the first quarter of 1997, representing a continuation of a trend in recent quarters. This decline has occurred as a result of lower revenues on products which the Company has traditionally derived the majority of its service revenues.

The Company has been working through a period of transition for the past two years focusing on improving elements such as time-to-market, product support and quality while managing significant changes in its product lines. During this transitionary period, remote access products have increased from 25% of product revenues in 1994 to close to two-thirds of product revenues in the most recent fiscal year ended March 31, 1996. Changing the sales distribution model from direct to indirect has always been considered a necessary and significant next step in the Company's recovery plan in order to increase the sales volume from indirect channels. The Company shifted and acquired resources and skills supporting an historically direct sales model to one of multiple channels of distribution including: national resellers, operating telephone companies, Internet service providers, OEMs, system partners and corporate accounts. The Company continues to expand its support to these distribution channels through marketing programs, increased training, seminars, on-site representatives, brand recognition and distributor and reseller incentive programs. While accelerating implementation of the new distribution model adversely impacted revenues in the first quarter, the Company believes the anticipated benefits of the model and related programs supporting the channels will occur in later quarters.

The following table sets forth items derived from the quarterly consolidated statements of income as a percentage of revenues for the quarter ended June 29, 1996 and for each of the preceding four quarters. The column in the table entitled "Percentage Change Quarter 1, 1997 vs 1996 " represents the percentage change, either favourable or (unfavourable), in the dollar amount of such items for the first quarter of 1997 compared with the first quarter of 1996.


                                                                                     Percentage
                                         Fiscal 1996                  Fiscal 1997        Change
                        ------------------------------------------    -----------     Quarter 1
                        Quarter 1  Quarter 2  Quarter 3  Quarter 4    Quarter 1   1997 vs. 1996
                        ---------  ---------  ---------  ---------    ---------   -------------
                                          (Thousands of dollars)


Revenues                  $28,650    $27,357    $28,171    $32,355      $18,337         (36.0)%
                          =======    =======    =======    =======      =======        =======

                                          (Percentage of revenues)
Revenues:
  Product                   67.8%      67.3%      68.6%      68.6%        59.5%         (43.8)%
  Service                   32.2       32.7       31.4       31.4         40.5          (19.7)
                          -------    -------    -------    -------      -------
                           100.0%     100.0%     100.0%     100.0%       100.0%         (36.0)
                          =======    =======    =======    =======      =======
Gross Margin:
  Product                   50.2%      53.4%      52.5%      51.8%        41.1%         (54.0)
  Service                   36.5       34.0       31.1       26.6         28.5          (37.2)
  Combined                  45.8       47.1       45.8       45.3         36.0          (49.7)

Expenses:
  Sales & marketing         28.6       28.0       28.0       25.3         39.8           11.0
  Administration & general   7.2        7.8        7.5        5.4         12.4          (10.0)
  Research & development     9.1       10.4       10.3        9.9         16.4          (15.8)
  Restructuring costs          -          -          -        4.7         16.4
                         -------    -------    -------    -------      -------
Income(loss)from operations  0.9        0.9         -          -         (49.0)
Interest expense            (0.7)      (0.5)      (0.4)      (0.1)        (0.3)
Interest income and foreign
  exchange                     -       (0.3)       0.7        0.3          0.3
                          -------    -------    -------    -------      -------
Net income (loss)            0.2%       0.1%       0.3%       0.2%       (49.0)%
                          =======    =======    =======    =======      =======


Revenues
- --------
The following table sets forth product and service revenues by geographic segment for the quarter ended June 29, 1996 and for each of the preceding four quarters. The table also includes the change in revenues, expressed as a percentage, in the first quarter of 1997 compared to the corresponding period of 1996.


                                                                                 Percentage
                                      Fiscal 1996                 Fiscal 1997        Change
                     ------------------------------------------   -----------     Quarter 1
                     Quarter 1  Quarter 2  Quarter 3  Quarter 4   Quarter 1   1997 vs. 1996
                     ---------  ---------  ---------  ---------   ---------  -------------
                                    (Thousands of dollars)
Product Revenues:
United States          $ 5,733    $ 6,243    $ 6,361    $ 6,432     $ 2,669         (53.5)%
Canada                   3,438      3,642      3,474      4,479       1,408         (59.0)
United Kingdom           4,905      3,783      4,361      5,491       2,676         (45.4)
Holland/France           2,853      2,272      3,428      3,791       2,516         (11.8)
Other                    2,485      2,461      1,702      3,742       1,648         (33.7)
                       -------    -------    -------    -------     -------
                       $19,414    $18,401    $19,326    $23,935     $10,917         (43.8)%
                       =======    =======    =======    =======     =======

Service Revenues:
United States          $ 2,159    $ 2,078    $ 1,962    $ 1,790     $ 1,526         (29.3)%
Canada                   1,747      1,598      1,690      1,607       1,316         (24.7)
United Kingdom           3,502      3,445      3,074      3,083       2,810         (19.8)
Holland/France           1,828      1,835      2,119      1,940       1,768          (3.3)
                       -------    -------    -------    -------     -------
                       $ 9,236    $ 8,956    $ 8,845    $ 8,420     $ 7,420         (19.7)%

                       =======    =======    =======    =======     =======

The following table sets forth, for the thirteen weeks ended June 29, 1996 and for each of the two preceding full fiscal years, product revenues by geographic segment and product group expressed as a percentage of total product revenues. These amounts have been calculated assuming constant rates of exchange in the translation of foreign currency amounts to US dollars. Remote access products primarily include internetworking products sold under the names Gandalf Xpressway (TM), XpressStack (TM) and XpressConnnect (TM). Remote access products represent a subset of the Company s total LAN internetworking product line. The other three product groups shown below represent traditional product areas for the Company which include wide area networking
(WAN) backbone products; modems, multiplexers and local connectivity products; and other products which primarily represent third party products.


                                                   Modems/
                                               Multiplexers/
                         Remote       WAN          Local
Years ending March 31     Access     Backbone   Connectivity     Other     Total
- --------------------    -------    ---------   -------------   -------   -------
1997: (Quarter 1)
United States             19%          1%           5%            -%       25%
Canada                     8           -            5             -        13
United Kingdom            13           2            8             2        25
Holland/France            15           1            4             2        22
Other                      8           5            2             -        15
                         ---         ---          ---           ---       ---
                          63%          9%          24%            4%      100%
                         ===         ===          ===           ===       ===

1996:
United States             25%          1%           5%            1%       32%
Canada                    12           1            4             1        18
United Kingdom            11           2            7             3        23
Holland/France             9           1            2             2        14
Other                      8           3            2             -        13
                         ---         ---          ---           ---       ---
                          65%          8%          20%            7%      100%
                         ===         ===          ===           ===       ===

1995:
United States             15%          1%           8%            4%       28%
Canada                     9           2            7             1        19
United Kingdom            12           3            9             4        28
Holland/France             6           1            3             1        11
Other                      7           3            2             2        14
                         ---         ---          ---           ---       ---
                          49%         10%          29%           12%      100%
                         ===         ===          ===           ===       ===


Gross Margin
- ------------

The gross margin on product revenues was 41% in the first quarter of 1997 compared to 50% in the first quarter a year ago. The gross margin on product revenues in the first quarter of 1997 was adversely impacted by lower sales volumes during the quarter, resulting in fixed manufacturing costs representing a larger percentage of product revenues.

The gross margin on service revenues (service revenues less service expenses expressed as a percentage of service revenues) was 28.5% during the first quarter of 1997 compared to 36.5% in the same period a year ago. The decrease in service margin has occurred as a result of the continuing decline in service revenues which has more than offset the decrease in service expenses. Service expenses declined 9.6% in the first quarter of 1997 compared with the first quarter of 1996, as result of the outsourcing to partners for the delivery of field service maintenance, which has occurred since the end of the third quarter of 1996.


Operating Expenses
- ------------------

Expenses for sales and marketing, administration and general, and research and development totaled $12.6 million in the first quarter of 1997, compared to $12.9 million in the first quarter of 1996. In aggregate, these expenses declined primarily due to reduced variable sales expenses in the first quarter of 1997 compared to the first quarter a year ago, on lower product revenues. The reduction in operating expenses due to lower sales expenses was partially offset by higher spending on research and development.

Restructuring charges of $3.0 million recorded in the first quarter of 1997 included a write down following a review of the net carrying amount of the Company's manufacturing facilities in which it was determined, in conjunction with the decision to enter into an agreement with a third party to provide the Company with a high-volume manufacturing capability, that the net carrying amount exceeded the estimated net recoverable amount. Restructuring charges also included provisions for future lease costs on sales offices made redundant in connection with changing the Company's sales distribution model from direct sales to multiple channels of distribution including: national resellers, operating telephone companies, Internet service providers, OEMs, system partners and corporate accounts.

Since 1991 the Company has received funding of approximately $1.4 million and $2.6 million respectively under two projects approved through the Canadian federal government's Microelectronics and Systems Development Program (MSDP). While the repayment terms of the two projects differ slightly, both are tied to future sales, with the liability to repay the funding arising from product revenues earned following both the commercialization of the resulting technology and the completion of the MSDP project. The amount that is potentially repayable is calculated without interest as a royalty on revenues earned in the ten years following the project completion date and is limited to the amount of funding received.

The Company commenced accruing royalties during 1996 upon completion of each project and expects that the funding will be fully repaid within three to five years. At June 29, 1996, $900,000 had been accrued related to these projects.

Operating Loss
- --------------

The Company reported a loss from operations, inclusive of restructuring charges, of $9.0 million for the first quarter of 1997 on revenues of $18.3 million. The loss from operations, before restructuring charges was $6.0 million. For the first quarter of 1996 the income from operations was $254,000 on revenues of $28.7 million.


Net Loss
- --------

The net loss for the first quarter of 1997 was $9.0 million or $0.21 per share. The net loss before restructuring charges was $6.0 million or $0.14 per share. Net income for the first quarter of 1996 was $66,000, or break-even on a per share basis.

Liquidity and Capital Resources
- -------------------------------

The Company's current ratio was 1.9:1 at June 29, 1996 compared to 2.0:1 at March 31, 1996. Inventories were $16.9 million at June 29, 1996 versus $13.5 million at the end of the previous quarter. Lower than anticipated product revenues during the first quarter of fiscal 1997 resulted in the increase in inventory levels and the Company has adjusted planned production levels accordingly for the second quarter of fiscal 1997. Accounts receivable were $22.2 million at June 29, 1996 compared to $28.7 million at March 31, 1996. The decline in accounts receivable occurred as a result of lower product revenues in the first quarter of fiscal 1997 compared with the fourth quarter of fiscal 1996.

The Company recorded negative cash flow of $3.1 million during the first quarter of 1997. At June 29, 1996, the net cash position (cash and cash equivalents net of bank operating lines) was $10.5 million compared to $13.6 million at March 31, 1996. At the end of the first quarter of 1996, the net cash position was $7.1 million. The decrease in cash during the first quarter of 1997 occurred as a result of negative cash flow from operating activities of $3.8 million arising from the net loss for the period. The Company anticipates that the net loss reported for the first quarter of 1997 will also impact cash flow in the second quarter, primarily due to the lower level of accounts receivable at June 29, 1996.

At June 29, 1996 the Company's authorized bank operating lines totaled $20.2 million under two committed credit facilities provided by a Canadian chartered bank which bear interest at the bank's prime rate plus 0.5% to 1.5%. The authorized amount includes $15.9 million under the Company's primary facility which was recently renewed until June 30, 1997. Any borrowings under the credit agreements are secured by certain of the accounts receivable, inventories and other assets of the Company. The amount available for borrowing at any time is based on margin formulas relating to levels of accounts receivable, inventories and other bank covenants. The Company obtained a waiver from the bank in July 1996 of a technical default under one of the credit agreements at June 29, 1996 which occurred as a result of the reported net loss for the first quarter of 1997 exceeding the maximum permitted quarterly net loss amount under the agreement. The Company is in full compliance with all other terms of its bank credit agreements.

Based on the margin formulas, $13.8 million was available to, but not utilized by, the Company at June 29, 1996. Cash and cash equivalents held as of that date represented a further $10.5 million of cash resources available to the Company. Cash and unused credit lines totaled $24.3 million at June 29, 1996.

The Company believes that its current financial base together with available credit facilities provides sufficient financial resources to meet its short-term operating requirements. The Company currently anticipates that its long-term cash requirements will be satisfied through future operating cash flows.

II - OTHER INFORMATION
- ----------------------

Item 6(a) - Exhibits
- --------------------
10.11 Credit Agreement dated as of June 11, 1996 between the Royal Bank of Canada and the Company.



Item 6(b) - Report on Form 8-K
- ------------------------------
There were no reports on Form 8-K filed for the quarter ended
June 29, 1996.


SIGNATURES
- ----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GANDALF TECHNOLOGIES INC.


August 1, 1996                   s/T.A. VASSILIADES
- -----------------------          ------------------
Date                             Thomas A. Vassiliades
                                 Chairman, President
                                 and Chief Executive Officer




August 1, 1996                    s/W.R. MACDONALD
- ----------------------            ----------------
Date                              Walter R. MacDonald
                                  Vice President, Finance
                                  and Chief Financial Officer