Form 10-Q
period 1996-09-28
GANDALF TECHNOLOGIES INC
filed 1996-11-12
CIK 355876

                   SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549

                          FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 28, 1996     Commission file number 0-12643
                  ------------------                            -------

                    GANDALF TECHNOLOGIES INC.
----------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

     ONTARIO, CANADA                           NOT APPLICABLE
----------------------------           -------------------------------
(State or other jurisdiction of               (I.R.S. Employer
 incorporation or organization)               Identification No.)

130 COLONNADE ROAD SOUTH, NEPEAN, ONTARIO                 K2E 7M4
-----------------------------------------             ----------------
(Address of principal executive offices)               (Postal Code)

Registrant's telephone number, including area code      (613) 274-6500
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

The number of shares outstanding as at October 31, 1996 was 43,356,270.

GANDALF TECHNOLOGIES INC.

INDEX


                                                                  Page No.
                                                                  --------

PART I    FINANCIAL INFORMATION


          Consolidated Balance Sheets                                 3

          Consolidated Statements of Income                           4

          Consolidated Statements of Changes in
          Financial Position                                          5

          Consolidated Statements of Shareholders' Equity             6

          Notes to Consolidated Financial Statements                  7

          Management's Discussion and Analysis of
          Financial Condition and Results of Operations              12


PART II   OTHER INFORMATION                                          19



SIGNATURE PAGE                                                       20

GANDALF TECHNOLOGIES INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Thousands of US dollars)



                                                             Sept 28    March 31
                                                                1996        1996
                                                            --------    --------
ASSETS
Current assets:
  Cash and cash equivalents                                 $  6,519    $ 13,602
  Accounts receivable                                         17,466      28,694
  Inventories (note 2)                                        15,635      13,491
  Other                                                        1,120       1,867
                                                            --------    --------
      Total current assets                                    40,740      57,654
Fixed assets (note 3)                                         14,207      16,253
Goodwill, net of amortization of $3,277
  (March 31, 1996:  $3,172)                                    3,137       3,242
Other assets                                                   2,173       2,226
                                                            --------    --------
      Total assets                                          $ 60,257    $ 79,375
                                                            ========    ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Bank operating lines (note 4)                             $  1,360    $      -
  Accounts payable and accrued liabilities (note 5)           17,576      21,755
  Deferred revenue                                             5,660       6,178
  Current portion of long-term debt                              540         360
                                                            --------    --------
      Total current liabilities                               25,136      28,293
Long-term debt                                                 2,702       2,496

Shareholders' equity:
  Capital stock:
    Common shares, 43,349,604 issued and
    outstanding (March 31, 1996: 42,939,523) (note 6)         55,637      54,198
  Retained earnings (deficit) (note 6)                       (17,383)        260
  Cumulative translation adjustment                           (5,835)     (5,872)
                                                            --------    --------
      Total shareholders' equity                              32,419      48,586
                                                            --------    --------
      Total liabilities and shareholders' equity            $ 60,257    $ 79,375
                                                            ========    ========

(See accompanying notes to consolidated financial statements)



GANDALF TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Thousands of US dollars except per share amounts)


                                              13 Weeks Ended           26 Weeks Ended
                                               September 28             September 28
                                          --------------------     --------------------
                                              1996        1995         1996        1995
                                          --------    --------     --------    --------
Revenues:
  Product                                 $  8,082    $ 18,401     $ 18,999    $ 37,815
  Service                                    7,145       8,956       14,565      18,192
                                          --------    --------     --------    --------
                                            15,227      27,357       33,564      56,007
Operating expenses:
  Cost of product sales                      5,873       8,572       12,304      18,235
  Service expenses                           4,942       5,910       10,249      11,779
  Sales and marketing                        7,740       7,659       15,034      15,857
  Administration and general                 2,203       2,142        4,481       4,213
  Research and development                   3,110       2,839        6,114       5,434
  Restructuring costs (note 7)                   -           -        3,010           -
                                          --------    --------     --------    --------
Income (loss) from operations               (8,641)        235      (17,628)        489
Interest expense                               (39)       (136)         (86)       (342)
Interest income and foreign exchange            17         (64)          71         (46)
                                          --------    --------     --------    --------
Net income (loss) for the period          $ (8,663)   $     35     $(17,643)   $    101
                                          ========    ========     ========    ========

Basic earnings (loss) per share (note 8)  $  (0.20)   $      -     $  (0.41)   $      -
                                          ========    ========     ========    ========

Weighted average number of
  shares outstanding (thousands)            43,319      39,553       43,202      38,592
                                          ========     =======     ========    ========

(See accompanying notes to consolidated financial statements)




GANDALF TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF CHANGES IN FINANCIAL POSITION
(Unaudited)
(Thousands of US dollars)


                                              13 Weeks Ended          26 Weeks Ended
                                               September 28            September 28
                                          --------------------     --------------------
                                              1996        1995         1996        1995
                                          --------    --------     --------    --------

Operating activities:
  Cash provided by (applied to)
   operations (note 9)                    $ (7,608)   $  1,169     $(14,066)   $  2,745
  Decrease (increase) in operating
   working capital (note 10)                 2,424        (125)       5,117        (327)
                                          --------    --------     --------    --------
Cash provided by (applied to)
  operating activities                      (5,184)      1,044       (8,949)      2,418
                                          --------    --------     --------    --------
Financing activities:
  Issue of capital stock                       273       1,878        1,439       8,301
  Conversion of debentures (note 11)             -      (1,802)           -      (7,999)
  Other                                        293         149          385         451
                                          --------    --------     --------    --------
Cash provided by financing activities          566         225        1,824         753
                                          --------    --------     --------    --------

Investing activities:
  Purchase of fixed assets                    (697)       (484)      (1,307)     (1,158)
  Other                                        (22)         (3)          (7)        (37)
                                          --------    --------     --------    --------
Cash applied to investing activities          (719)       (487)      (1,314)     (1,195)
                                          --------    --------     --------    --------
Effect of exchange rate changes on
  cash balances                                 18         (85)          (4)       (166)
                                          --------    --------     --------    --------

Increase (decrease) in cash position
  in the period                             (5,319)        697       (8,443)      1,810

Cash position at beginning of period        10,478       7,076       13,602       5,963
                                          --------    --------     --------    --------
Cash position at end of period            $  5,159    $  7,773     $  5,159    $  7,773
                                          ========    ========     ========    ========

Cash position is comprised of:
  Cash and cash equivalents               $  6,519    $ 11,628     $  6,519    $ 11,628
  Bank operating lines                      (1,360)     (3,855)      (1,360)     (3,855)
                                          --------    --------    ---------    --------
                                          $  5,159    $  7,773     $  5,159    $  7,773
                                          ========    ========     ========    ========


(See accompanying notes to consolidated financial statements)


GANDALF TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(Thousands of US dollars)


                                                      13 Weeks Ended                                  26 Weeks Ended
                                                    September 28                                     September 28
                                      --------------------------------------------  --------------------------------------------
                                                1996                    1995                   1996                   1995
                                      ---------------------   --------------------  ---------------------  ---------------------
                                          Shares    Dollars      Shares    Dollars      Shares    Dollars      Shares    Dollars
                                      ----------  ---------   ---------  ---------  ----------   --------  ----------  ---------
Capital Stock:
     Consisting of an unlimited
     number of common shares
     authorized, without par value
  Balance at beginning of
    period (note 6)                   43,264,941  $  55,364  38,934,289  $  97,775  42,939,523  $  54,198  35,238,064  $ 91,644

  Issued:
     On exercise of stock options         45,932         81      95,529         75     371,350      1,247     178,162        301
     On conversion of debentures (note 11)     -          -   1,026,378      1,734           -          -   4,639,970      7,639
     Other                                38,731        192           -          -      38,731        192           -          -
  Reduction in stated capital (note 6)         -          -           -    (52,364)          -          -           -    (52,364)
                                      ----------  ---------  ----------  ---------  ----------  ---------  ----------  ---------
  Balance at end of period            43,349,604  $  55,637  40,056,196  $  47,220  43,349,604  $  55,637  40,056,196  $  47,220
                                      ==========  =========  ==========  =========  ==========  =========  ==========  =========

Retained Earnings (Deficit):
  Balance at beginning of period                  $  (8,720)             $ (52,298)             $     260              $ (52,364)
  Net income (loss)                                  (8,663)                    35                (17,643)                   101
  Reduction in stated capital (note 6)                    -                 52,364                      -                 52,364
                                                  ---------              ---------              ---------              ---------
  Balance at end of period                        $ (17,383)             $     101              $ (17,383)             $     101
                                                  =========              =========              =========              =========

Cumulative Translation Adjustment:
  Balance at beginning of period                  $  (5,836)             $  (4,947)             $  (5,872)             $  (4,838)
  Adjustment arising on translation of
     foreign subsidiaries' financial
     statements to US dollars                            38                    749                    (72)                 1,525
  Adjustment relating to subsidiary loans
    designated as long-term investments                 (37)                  (562)                   109                 (1,447)
                                                  ---------              ---------              ---------              ---------
  Balance at end of period                        $  (5,835)             $  (4,760)             $  (5,835)             $  (4,760)
                                                  =========              =========              =========              =========


(See accompanying notes to consolidated financial statements)

GANDALF TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

All amounts are stated in US dollars unless otherwise indicated. C$ refers to Canadian dollars. Tabular amounts are in thousands.
References to years are to fiscal years ending March 31.


1.  INTERIM FINANCIAL STATEMENTS

The consolidated financial statements at September 28, 1996 and for the three and six month periods then ended are unaudited and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.


2.  INVENTORIES


                                                             Sept 28    March 31
                                                                1996        1996
                                                            --------    --------
Raw materials                                               $  4,263    $  2,905
Work-in-process                                                3,796       3,821
Finished goods                                                 7,576       6,765
                                                            --------    --------
                                                            $ 15,635    $ 13,491
                                                            ========    ========


3.  FIXED ASSETS

                                                             Sept 28    March 31
                                                                1996        1996
                                                            --------    --------
Cost:
  Land                                                      $    223    $    218
  Buildings                                                    3,316       4,627
  Equipment                                                   59,794      58,336
  Leasehold improvements                                       1,946       1,966
                                                           ---------    --------
                                                              65,279      65,147
Accumulated depreciation                                      51,072      48,894
                                                            --------    --------
Net book value                                              $ 14,207    $ 16,253
                                                            ========    ========


4.  BANK OPERATING LINES

At September 28, 1996 the Company's authorized bank lines totaled $20.9 million under two committed credit facilities provided by a Canadian chartered bank which bear interest at the bank's prime rate plus 0.5% to 1.5%. The authorized credit lines are secured by certain of the accounts receivable, inventories and other assets of the Company. The amount available for borrowing at any time is based on margin formulas relating to levels of accounts receivable, inventories and other bank covenants. Based on the margin formulas, $12.2 million was available to the Company at September 28, 1996 of which $1.3 million was being utilized. Cash and cash equivalents held as of that date represented a further $6.5 million of cash resources available to the Company. Cash and cash equivalents and unused credit lines totaled $17.4 million at September 28, 1996.

Financial covenants contained in one of the bank credit agreements measure on a quarterly basis, among other things, the tangible net worth, the ratio of liabilities to tangible net worth and the current ratio of the Company. Subsequent to the end of the second quarter of 1997, the bank retroactively amended one of the financial covenants at September 28, 1996 measuring the tangible net worth of the Company, which resulted in the Company remaining compliant with this covenant. In addition, the Company obtained waivers from the bank of a technical default under one of the credit agreements at September 28, 1996, and the resulting cross-default under the other agreement, which occurred as a result of the reported net loss for the second quarter of 1997 exceeding the maximum permitted quarterly net loss amount. The bank had previously provided a waiver under the same sections of the agreements in respect of the reported net loss for the first quarter of 1997. The Company is in full compliance with all other terms of its bank credit agreements.



5.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

                                                               Sept 28     March 31
                                                                1996        1996
                                                            --------    --------
Trade accounts payable                                      $  6,208    $  7,376
Payroll, commissions and related taxes                         2,714       3,873
Accrued restructuring charges                                  2,742       2,747
Other payables                                                 4,362       6,434
Income and other taxes payable                                 1,550       1,325
                                                            --------    --------
                                                            $ 17,576    $ 21,755
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

For the six month period ended September 30, 1995 adjusted earnings per share were not materially different from the basic earnings per share figure. The calculation assumes that the conversion of debentures, which occurred during the first two quarters of 1996, had occurred at the beginning of the year.


9.  CASH PROVIDED BY OPERATIONS

    Cash provided by (applied to) operations is computed as follows:


                                              13 Weeks Ended          26 Weeks Ended
                                               September 28            September 28
                                          --------------------     --------------------
                                              1996        1995          1996       1995
                                          --------     -------     ---------   --------
        Income (loss) from operations     $ (8,641)   $    235     $ (17,628)  $    489
        Depreciation and amortization        1,055       1,129         2,207      2,626
        Writedowns not involving an
         outlay of cash                          -           -         1,370          -
        Interest paid                          (39)       (131)          (86)      (324)
        Interest income and
         foreign exchange                       17         (64)           71        (46)
                                          --------    --------     ---------    -------
                                          $ (7,608)   $  1,169     $ (14,066)  $  2,745
                                          ========    ========     =========   ========


10. DECREASE IN OPERATING WORKING CAPITAL

The decrease (increase) in operating working capital is computed as follows:



                                              13 Weeks Ended          26 Weeks Ended
                                               September 28            September 28
                                          --------------------     -------------------

                                              1996        1995         1996       1995
                                          --------    --------     --------   --------
        Accounts receivable               $  4,765    $      5     $ 11,228   $    662
        Inventories                          1,271         146       (2,144)       476
        Prepaid expenses                       436         746          747        918
        Accounts payable and accrued
          liabilities                       (3,903)       (516)      (4,404)    (1,818)
        Income taxes payable                   275        (298)         223       (278)
        Deferred revenue                      (376)       (719)        (518)      (756)
        Foreign currency equity adjustment     (44)        511          (15)       469
                                          --------    --------     --------   --------
                                          $  2,424    $   (125)    $  5,117   $   (327)
                                          ========    ========     ========   ========




11.  CONVERTIBLE DEBENTURES



                                                                            Shares Issued
                                     Aggregate Principal Amount     %     Upon Conversion
----------------------------------------------------------------------    ---------------


Balance at March 31, 1994             C$ 30,000     $ 21,681      100%
  Converted during the year             (15,939)     (11,533)     (53)         6,782,519
  Impact of foreign exchange                  -          (97)       -
----------------------------------------------------------------------
Balance at March 31, 1995                14,061       10,051       47
  Converted during the year             (14,061)     (10,336)     (47)         5,983,372
  Impact of foreign exchange                  -          285        -
----------------------------------------------------------------------
Balance at March 31, 1996             C$      -     $      -        -%
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

During the first two quarters of 1996 debentures with an aggregate principal amount of $7,999,000 were converted into 4,639,970 common shares. The resulting increase in capital stock of $7,639,000 was determined as the sum of the principal amount of the debentures converted ($7,999,000) plus interest accrued to the date of conversion ($135,000), net of the pro rata share of the associated unamortized deferred financing costs ($495,000). During the third quarter of 1996 all remaining debentures were converted into 1,343,402 common shares.

12. UNITED STATES ACCOUNTING PRINCIPLES

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada ("Canadian GAAP") which in the case of the Company differ in the following material respects from those generally accepted in the United States ("US GAAP").

(a)	Under US GAAP, financing and investing activities not involving a receipt or outlay of cash are excluded from the consolidated statements of changes in financial position. Accordingly, the following financing activities would not be presented in the consolidated statements of changes in financial position for the thirteen and twenty-six week periods ended September 28, 1995 but would be shown supplementally.





                                              13 Weeks Ended          26 Weeks Ended
                                            September 28, 1995      September 28, 1995
                                            ------------------      ------------------
       Conversion of debentures                $ (1,802)                $ (7,999)
       Issue of capital stock on
        conversion of debentures               $  1,802                 $  7,999


(b)	Under US GAAP, bank operating lines would not be included as a component of the cash position presented in the consolidated statements of changes in financial position. The change in bank operating lines would be presented as a financing activity and would therefore be included in the determination of the increase or decrease in cash position in the period.

(c)	Reductions in stated capital and deficit, as described in note 6 do not fall within the definition of a quasi-reorganization under US
GAAP and, accordingly, under US GAAP, capital stock and retained earnings (deficit) would not each be reduced by $52,364,000.

(d)	US GAAP requires the calculation of primary earnings per share.
This figure is not materially different from the basic earnings per share figure calculated under Canadian GAAP.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction
------------

The consolidated financial statements for the second quarter ended September 28, 1996, together with accompanying notes, should be read as an integral part of this review. These consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in Canada. Note 12 to the consolidated financial statements describes the impact, in the case of the Company, of differences between accounting principles generally accepted in Canada and the United States. All amounts are stated in US dollars unless otherwise indicated. References to years are to fiscal years ending March 31.


Factors That May Affect Future Financial Performance
----------------------------------------------------

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

The networking industry is intensely competitive and subject to rapid change. As the market for the Company's products continues to develop, additional competitors are expected to enter the market and competition is anticipated to intensify. This may result in price reductions and margin erosion. Many of the Company's current and potential competitors have larger technical staffs, more established and larger marketing and sales organizations, and significantly greater financial resources than does the Company. The Company also competes with other data networking vendors for access to distribution channels.

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

The Company's quarterly operating results fluctuate as a result of a number of factors including pricing, distributor ordering patterns, product returns and reserves, product mix, as well as the timing of new product announcements and introductions by the Company and its competitors. The Company's revenues are difficult to predict due to shipment patterns. A substantial portion of the Company's expenses are fixed, and consequently any significant fluctuations in revenue will impact earnings. Products are generally shipped as orders are received, and accordingly, the Company operates with a relatively small backlog. As a result, sales in any quarter are dependent on orders booked and shipped in that quarter. A high percentage of the Company's revenues are typically earned in the third month of each fiscal quarter and tend to be concentrated in the latter half of that month. Accordingly, quarterly financial results will be difficult to predict prior to the end of the quarter and a shortfall in shipments at the end of any particular quarter may cause the results of that quarter to fall significantly short of anticipated levels.

At the end of each quarter, the Company's distributors typically hold significant inventories of the Company's products. The Company has established reserves for returns based on experience. New channel relationships introduce additional uncertainty in this area. Setting reserves involves making judgments about future competitive conditions, product acceptance and other factors which by their nature involve uncertainties at the time the reserves are established.

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


Results of Operations - Second Quarter Ended September 28, 1996
---------------------------------------------------------------

The Company has been working through a period of transition for over two years which has included positive changes in product development, services, manufacturing and marketing and is now transforming its sales distribution model from direct to indirect. Difficulties experienced in the implementation of the new sales distribution model have resulted in an unexpected and significant decline in product revenues in the first half of the 1997 fiscal year. In addition, revenues have continued to decline in the Company's mature product lines. While the Company believes that the right actions have been and are being taken to address the problems in the implementation of the sales distribution model the situation is taking longer to correct than the Company had originally anticipated. Service revenues have declined in the first two quarters of 1997, representing a continuation of a trend in recent quarters. This decline has occurred as a result of lower revenues on products which the Company has traditionally derived the majority of its service revenues. Aggressive hiring and training in sales and marketing, combined with the generation of sales support and marketing programs, seminars, on-site representatives, brand recognition, and distributor and reseller incentive programs, are beginning to generate opportunities for Gandalf's sales development. Products scheduled to ship in the second quarter of 1997 were on target and new products scheduled to ship in the third quarter are anticipated to give Gandalf further access to new and existing markets.

The following table sets forth items derived from the quarterly consolidated statements of income as a percentage of revenues for the quarter ended September 28, 1996 and for each of the preceding four quarters. The column in the table entitled "Percentage Change Quarter 2, 1997 vs 1996" represents the percentage change, either favourable or (unfavourable), in the dollar amount of such items for the second quarter of 1997 compared with the second quarter of 1996.


                                                                                     Percentage
                                  Fiscal 1996                  Fiscal 1997               Change
                        -------------------------------    --------------------       Quarter 2
                        Quarter 2  Quarter 3  Quarter 4    Quarter 1  Quarter 2   1997 vs. 1996
                        ---------  ---------  ---------    ---------  ---------   -------------

                                              (Thousands of dollars)

Revenues                  $27,357    $28,171    $32,355      $18,337    $15,227         (44.3)%
                          =======    =======    =======      =======    =======        =======
                                             (Percentage of Revenues)
Revenues:
  Product                   67.3%      68.6%      74.0%        59.5%      53.1%         (56.1)%
  Service                   32.7       31.4       26.0         40.5       46.9          (20.2)
                          -------    -------    -------      -------    -------
                           100.0%     100.0%     100.0%       100.0%     100.0%         (44.3)
                          =======    =======    =======      =======    =======
Gross Margin:
  Product                   53.4%      52.5%      51.8%        41.1%      27.3%         (77.5)
  Service                   34.0       31.1       26.6         28.5       30.8          (27.7)
  Combined                  47.1       45.8       45.3         36.0       29.0          (65.7)

Expenses:
  Sales & marketing         28.0       28.0       25.3         39.8       50.8           (1.1)
  Administration & general   7.8        7.5        5.4         12.4       14.5           (2.7)
  Research & development    10.4       10.3        9.9         16.4       20.4           (9.6)
  Restructuring costs          -          -        4.7         16.4          -
                         -------    -------    -------      -------    -------
Income (loss)
  from operations            0.9          -          -        (49.0)     (56.7)
Interest expense            (0.5)      (0.4)      (0.1)        (0.3)      (0.3)
Interest income and
  foreign exchange          (0.3)       0.7        0.3          0.3        0.1
                          -------    -------    -------      -------    -------
Net income (loss)            0.1%       0.3%       0.2%       (49.0)%    (56.9)%
                          =======    =======    =======      =======    =======


Revenues
--------

The following table sets forth product and service revenues by geographic segment for the quarter ended September 28, 1996 and for each of the preceding four quarters. The table also includes the change in revenues, expressed as a percentage, in the second quarter of 1997 compared to the corresponding period of 1996.



                                                                                   Percentage
                               Fiscal 1996                    Fiscal 1997              Change
                     -------------------------------    ---------------------       Quarter 2
                     Quarter 2  Quarter 3  Quarter 4    Quarter 1   Quarter 2   1997 vs. 1996
                     ---------  ---------  ---------    ---------   ---------   -------------

                                           (Thousands of dollars)
Product Revenues:
United States          $ 6,243    $ 6,361    $ 6,432      $ 2,669    $ 2,930         (53.1)%
Canada                   3,642      3,474      4,479        1,408        709         (80.5)
United Kingdom           3,783      4,361      5,491        2,676      1,869         (50.6)
Holland/France           2,272      3,428      3,791        2,516      1,522         (33.0)
Other                    2,461      1,702      3,742        1,648      1,052         (57.3)
                       -------    -------    -------      -------    -------
                       $18,401    $19,326    $23,935      $10,917    $ 8,082         (56.1)%
                       =======    =======    =======      =======    =======

Service Revenues:
United States          $ 2,078    $ 1,962    $ 1,790      $ 1,526    $ 1,416         (31.9)%
Canada                   1,598      1,690      1,607        1,316      1,454          (9.0)
United Kingdom           3,445      3,074      3,083        2,810      2,727         (20.8)
Holland/France           1,835      2,119      1,940        1,768      1,548         (15.6)
                       -------    -------    -------      -------    -------
                       $ 8,956    $ 8,845    $ 8,420      $ 7,420    $ 7,145         (20.2)%
                       =======    =======    =======      =======    =======


The following table sets forth, for the twenty-six weeks ended September 28, 1996 and for each of the two preceding full fiscal years, product revenues by geographic segment and product group expressed as a percentage of total product revenues. These amounts have been calculated assuming constant rates of exchange in the translation of foreign currency amounts to US dollars. Remote access products primarily include internetworking products sold under the names Gandalf Xpressway (TM), XpressStack (TM) and XpressConnnect (TM). Remote access products represent a subset of the Company's total LAN internetworking product line. The other three product groups shown below represent traditional product areas for the Company which include wide area networking (WAN) backbone products; modems, multiplexers and local connectivity products; and other products which primarily represent third party products.



                                                  Modems/
                                               Multiplexers/
                         Remote       WAN          Local
Years ending March 31    Access     Backbone   Connectivity     Other     Total
---------------------    -------    ---------   -------------   -------   -------
1997: (Quarter 1 & 2)
United States             24%          2%           3%            1%       30%
Canada                     6           1            4             -        11
United Kingdom            14           2            6             2        24
Holland/France            15           -            4             1        20
Other                      8           3            4             -        15
                         ---         ---          ---           ---       ---
                          67%          8%          21%            4%      100%
                         ===         ===          ===           ===       ===

1996:
United States             25%          1%           5%            1%       32%
Canada                    12           1            4             1        18
United Kingdom            11           2            7             3        23
Holland/France             9           1            2             2        14
Other                      8           3            2             -        13
                         ---         ---          ---           ---       ---
                          65%          8%          20%            7%      100%
                         ===         ===          ===           ===       ===

1995:
United States             15%          1%           8%            4%       28%
Canada                     9           2            7             1        19
United Kingdom            12           3            9             4        28
Holland/France             6           1            3             1        11
Other                      7           3            2             2        14
                         ---         ---          ---           ---       ---
                          49%         10%          29%           12%      100%
                         ===         ===          ===           ===       ===


Gross Margin
------------

The gross margin on product revenues (product revenues minus the cost of product sales expressed as a percentage of product revenues) was 27% in the second quarter of 1997 compared with 53% in the second quarter of 1996 and 41% in the first quarter of 1997. The gross margin on product revenues in the first half of 1997 was adversely impacted by lower sales volumes during the period, resulting in fixed manufacturing costs representing a larger percentage of product revenues. The gross margin in the second quarter of 1997 was also adversely impacted by higher adverse manufacturing volume variances as a result of lower production levels in order to reduce inventories from the end of the first quarter of 1997.

The gross margin on service revenues (service revenues less service expenses expressed as a percentage of service revenues) was 31% compared with 34% in the second quarter a year ago. The decrease in service margin has occurred as a result of the continuing decline in service revenues which has more than offset the decrease in service expenses. Service expenses declined 16% in the second quarter of 1997 compared with the second quarter of 1996, as a result of the outsourcing to partners for the delivery of field service maintenance, which has occurred since the end of the third quarter of 1996.


Operating Expenses
------------------

Operating expenses (sales and marketing, general and administration and research and development) totaled $13.1 million in the second quarter of fiscal compared to $12.6 million in the second quarter of 1996. The increase in these expenses has occurred as a result of higher spending on research and development, and marketing in the second quarter of 1997 compared to the second quarter a year ago. The increase in these expenses was partially offset by reduced variable sales expenses in the second quarter of 1997 compared to the first quarter a year ago due to lower product revenues.

Since 1991 the Company has received funding of approximately $1.4 million and $2.6 million respectively under two projects approved through the Canadian federal governments Microelectronics and Systems Development Program ("MSDP"). While the repayment terms of the two projects differ slightly, both are tied to future sales, with the liability to repay the funding arising from product revenues earned following both the commercialization of the resulting technology and the completion of the MDSP project. The amount that is potentially repayable is calculated without interest as a royalty on revenues earned in the ten years following the project completion date and is limited to the amount of funding received.

The Company commenced accruing royalties during 1996 upon completion of each project and expects that the funding will be fully repaid within three to five years. To date, royalties of approximately $1.0 million have been accrued related to these projects.

Operating loss
--------------

The Company reported a loss from operations of $8.6 million for the second quarter of 1997 on revenues of $15.2 million. For the second quarter of 1996, income from operations was $235,000 on revenues of $27.4 million.


Net loss
--------

The net loss for the second quarter of 1997 was $8.7 million or $0.20 per share. Net income for the second quarter of 1996 was $35,000 or break even on a per share basis. The net loss for the twenty-six weeks ended September 28, 1996 was $17.6 million or $0.41 per share on revenues of $33.6 million. The corresponding half-year figures for the previous fiscal year were net income of $101,000 or break-even on a per share basis on revenues of $56.0 million.


Liquidity and Capital Resources
-------------------------------

The Company's current ratio was 1.6:1 at September 28, 1996 compared to 2.0:1 at March 31, 1996. Accounts receivable were $17.5 million at September 28, 1996 compared to $28.7 million at March 31, 1996. The decline in accounts receivable primarily occurred as a result of lower revenues in the second quarter of 1997 compared to the fourth quarter of 1996. Inventories were $15.6 million at September 28, 1996 compared to $16.9 million at June 29, 1996 and $13.5 million at March 31, 1996. Lower than anticipated product revenues in the first quarter of 1997 resulted in an increase in inventory levels. The Company adjusted production levels in the second quarter of 1997 to reduce inventories from the level at the end of the first quarter and planned production levels for the third quarter of 1997 have similarly been adjusted.

The Company recorded negative cash flow of $5.3 million during the second quarter of 1997. At September 28, 1996 the net cash position (cash and cash equivalents net of bank operating lines) was $5.2 million compared to $10.5 million at the end of the first quarter on June 29, 1996. At March 31, 1996 the net cash position was $13.6 million. The decrease in the net cash position during the second quarter of 1997 occurred as a result of negative cash flow from operating activities of $5.2 million arising from the combined effect of the net loss for the second quarter and the reduced level of accounts receivable at June 29, 1996 compared to March 31, 1996 in connection with the net loss reported for the first quarter of 1997. The Company anticipates that the net loss reported for the second quarter of 1997 will also adversely impact cash flow in the third quarter primarily due to the further reduced level of accounts receivable at September 28, 1996 compared to the end of the first quarter of 1997.

At September 28, 1996 the Company's authorized bank lines totaled $20.9 million under two committed credit facilities provided by a Canadian chartered bank which bear interest at the bank's prime rate plus 0.5% to 1.5%. The authorized credit lines are secured by certain of the accounts receivable, inventories and other assets of the Company. The amount available for borrowing at any time is based on margin formulas relating to levels of accounts receivable, inventories and other bank covenants. Based on the margin formulas, $12.2 million was available to the Company at September 28, 1996 of which $1.3 million was being utilized. Cash and cash equivalents held as of that date represented a further $6.5 million of cash resources available to the Company. Cash and cash equivalents and unused credit lines totaled $17.4 million at September 28, 1996.

Financial covenants contained in one of the bank credit agreements measure on a quarterly basis, among other things, the tangible net worth, the ratio of liabilities to tangible net worth and the current ratio of the Company. Subsequent to the end of the second quarter of 1997, the bank retroactively amended one of the financial covenants at September 28, 1996 measuring the tangible net worth of the Company, which resulted in the Company remaining compliant with this covenant. In addition, the Company obtained waivers from the bank of a technical default under one of the credit agreements at September 28, 1996, and the resulting cross-default under the other agreement, which occurred as a result of the reported net loss for the second quarter of 1997 exceeding the maximum permitted quarterly net loss amount. The bank had previously provided a waiver under the same sections of the agreements in respect of the reported net loss for the first quarter of 1997. The Company is in full compliance with all other terms of its bank credit agreements.

In addition to providing the waivers and amendment described above the bank further amended the financial covenants contained in the credit agreements, reducing the minimum required levels for the current ratio and tangible net worth and increasing the maximum permitted ratio of liabilities to tangible net worth, until June 1997, representing the balance of the committed term.

The Company believes that its current financial base together with available credit facilities can provide sufficient financial resources to meet its short-term operating requirements. Any non-compliance with the financial covenants would represent a technical default under the credit agreements for which the Company would seek a waiver from the bank. While to date the Company has been successful in obtaining a waiver or amendment from the bank under such circumstances, there can be no assurance that the Company will continue to be successful in this regard in the future, if required. While the Company currently anticipates that the credit facilities will remain available to the Company, it believes that its ability to obtain future waivers or amendments, if required, will depend, among other things, on future operating performance. If continued unrestricted access to the bank credit lines, subject to the margin formulas, was no longer available to the Company, it would likely be necessary for the Company to seek other additional sources of financing. While the Company believes that such financing could be arranged, there can be no assurance that such financing would be available if and when it became required.

II - OTHER INFORMATION
----------------------

Item I - Legal Proceedings
--------------------------
In August 1996, an action was instituted in the Superior Court of the State of New Jersey, Law Division, for Burlington County against the Company certain of its officers and directors, and one former director, by Michael Wagnerman purportedly on behalf of all persons who purchased or otherwise acquired shares of the Company's stock from November 6, 1995 through July 2, 1996. The plaintiff's claim is for common law negligent misrepresentation and common law fraud allegedly arising from certain press releases and public statements purportedly made by the Company and certain of its officers during the period in question relating to its business.
The plaintiff seeks to recover monetary damages in an unspecified amount, including punitive damages, and unspecified injunctive relief. The Company believes that it has complied with all of its obligations under the securities laws of the United States and Canada, and does not believe that any of the Company's conduct or the conduct of any of its officers or directors resulted in any negligent misrepresentations. Accordingly, the Company intends to vigorously defend against the plaintiff's allegations and considers such allegations to be groundless and without merit.

Item 4 - Submission of Matters to a Vote of Security Holders
---------------------------------------------------------------
At the Annual Meeting of Shareholders held August 1, 1996, resolutions were adopted for

(a)	the election of directors as follows:

            Name                        For                  Withheld
       John F. Gamba                 29,346,374               220,116
       Charles J. Gardner            29,346,974               219,516
       Donald M. Gleklen             29,346,529               219,961
       Barclay C. Isherwood          29,347,524               218,966
       Robert E. Keith               29,347,524               218,966
       Ian McLaren                   29,340,249               226,241
       Albert Sinyor                 29,340,249               226,241
       Thomas A. Vassiliades         29,345,724               220,766
       Mihkel E. Voore               29,340,249               226,241
       Johnny Wai-Nang Wong          29,340,249               226,241

(b)	the appointment of KPMG Peat Marwick Thorne as auditors, (votes for -
29,444,026; withheld - 54,115),

(c)	amendments to the Employee Stock Purchase Plan to reserve for issuance an additional 200,000 shares of the Company, (votes for - 26,986,907;
against - 769,422; withheld - 7,350),


Item 6(b) - Report on Form 8-K
------------------------------
There were no reports on Form 8-K filed for the quarter ended September 28, 1996.


SIGNATURES
----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 GANDALF TECHNOLOGIES INC.

November 7, 1996                  BY:  s/THOMAS A. VASSILIADES
-------------------------         ----------------------------
Date                              Thomas A. Vassiliades
                                  Chairman and
                                  Chief Executive Officer

November 7, 1996                  BY:  s/WALTER R. MACDONALD
--------------------------        ---------------------------
Date                              Walter R. MacDonald
                                  Vice President, Finance and
                                  Chief Financial Officer