Form 10-Q/A
period 1996-12-28
GANDALF TECHNOLOGIES INC
filed 1997-02-11
CIK 355876

                   SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended December  28, 1996       Commission file number 0-12643
                  ------------------                              -------

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

The number of shares outstanding as at January 31, 1997 was 43,397,862.

GANDALF TECHNOLOGIES INC.

INDEX


                                                                  Page No.
                                                                  --------

PART I    FINANCIAL INFORMATION


          Consolidated Balance Sheets                                3

          Consolidated Statements of Income                          4

          Consolidated Statements of Changes in
          Financial Position                                         5

          Consolidated Statements of Shareholders' Equity            6

          Notes to Consolidated Financial Statements                 7

          Management's Discussion and Analysis of
          Financial Condition and Results of Operations             13


PART II   OTHER INFORMATION                                         21



SIGNATURE PAGE                                                      21

GANDALF TECHNOLOGIES INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Thousands of US dollars)



                                                         December 28   March 31
                                                                1996       1996
                                                         -----------   --------
ASSETS
Current assets:
  Cash and cash equivalents                                 $  7,213   $ 13,602
  Accounts receivable                                         15,064     28,694
  Inventories (note 2)                                        14,064     13,491
  Other                                                        1,315      1,867
                                                            --------   --------
      Total current assets                                    37,656     57,654
Fixed assets (note 3)                                         14,150     16,253
Goodwill, net of amortization of $3,332
  (March 31, 1996:  $3,172)                                    3,082      3,242
Other assets                                                   2,145      2,226
                                                            --------   --------
      Total assets                                          $ 57,033   $ 79,375
                                                            ========   ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Bank operating lines (note 4)                             $  7,522   $      -
  Accounts payable and accrued liabilities (note 5)           18,074     21,755
  Deferred revenue                                             5,120      6,178
  Current portion of long-term debt                              552        360
                                                            --------   --------
      Total current liabilities                               31,268     28,293
Long-term debt                                                 2,562      2,496

Shareholders' equity:
  Capital stock:
    Common shares, 43,397,862 issued and
    outstanding (March 31, 1996: 42,939,523) (note 6)         55,733     54,198
  Retained earnings (deficit) (note 6)                       (27,233)       260
  Cumulative translation adjustment                           (5,297)    (5,872)
                                                            --------   --------
      Total shareholders' equity                              23,203     48,586
                                                            --------   --------
      Total liabilities and shareholders' equity            $ 57,033   $ 79,375
                                                            ========   ========

(See accompanying notes to consolidated financial statements)


GANDALF TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Thousands of US dollars except per share amounts)


                                              13 Weeks Ended           39 Weeks Ended
                                               December 28              December 28
                                          --------------------     --------------------
                                              1996        1995         1996        1995
                                          --------    --------     --------    --------
Revenues:
  Product                                 $ 10,029    $ 19,326     $ 29,028    $ 57,141
  Service                                    6,593       8,845       21,158      27,037
                                          --------    --------     --------    --------
                                            16,622      28,171       50,186      84,178
Operating expenses:
  Cost of product sales                      6,833       9,179       19,137      27,414
  Service expenses                           5,186       6,096       15,435      17,875
  Sales and marketing                        8,372       7,892       23,406      23,749
  Administration and general                 2,367       2,102        6,848       6,315
  Research and development                   3,517       2,895        9,631       8,329
  Restructuring costs (note 7)                   -           -        3,010           -
                                          --------    --------     --------    --------
Income (loss) from operations               (9,653)          7      (27,281)        496
Interest expense                              (156)       (108)        (242)       (450)
Interest income and foreign exchange           (41)        193           30         147
                                          --------    --------     --------    --------
Net income (loss) for the period          $ (9,850)   $     92     $(27,493)   $    193
                                          ========    ========     ========    ========

Basic earnings (loss) per share (note 8)  $  (0.23)   $      -     $  (0.64)   $      -
                                          ========    ========     ========    ========


Weighted average number of
  shares outstanding (thousands)            43,373      41,358       43,259      39,520
                                          ========    ========     ========    ========

(See accompanying notes to consolidated financial statements)


GANDALF TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF CHANGES IN FINANCIAL POSITION
(Unaudited)
(Thousands of US dollars)
                                              13 Weeks Ended          39 Weeks Ended
                                               December 28             December 28
                                          ---------------------    --------------------
                                              1996         1995        1996        1995
                                          --------    ---------    --------    --------

Operating activities:
  Cash provided by (applied to)
    operations (note 9)                   $ (8,812)   $   1,489    $(22,878)   $  4,234
  Decrease (increase) in operating
    working capital (note 10)                3,825         (866)      8,942      (1,193)
                                          --------    ---------    --------    --------
Cash provided by (applied to)
  operating activities                      (4,987)         623     (13,936)      3,041
                                          --------    ---------    --------    --------
Financing activities:
  Issue of capital stock                        96        6,543       1,535      14,844
  Conversion of debentures (note 11)             -       (2,337)          -     (10,336)
  Other                                       (115)          30         270         481
                                          --------    ---------    --------    --------
Cash provided by (applied to)
  financing activities                         (19)       4,236       1,805       4,989
                                          --------    ---------    --------    --------

Investing activities:
  Purchase of fixed assets                    (605)        (782)     (1,912)     (1,940)
  Other                                         13           22           6         (15)
                                          --------    ---------    --------    --------
Cash applied to investing activities          (592)        (760)     (1,906)     (1,955)
                                          --------    ---------    --------    --------
Effect of exchange rate changes on
  cash balances                                130          (47)        126        (213)
                                          --------    ---------    --------    --------

Increase (decrease) in cash position
  in the period                             (5,468)       4,052     (13,911)      5,862

Cash position at beginning of period         5,159        7,773      13,602       5,963
                                          --------    ---------    --------    --------
Cash position at end of period            $   (309)   $  11,825    $   (309)   $ 11,825
                                          ========    =========    ========    ========

Cash position is comprised of:
  Cash and cash equivalents               $  7,213    $  14,611    $  7,213    $ 14,611
  Bank operating lines                      (7,522)      (2,786)     (7,522)     (2,786)
                                          --------    ---------    --------    --------
                                          $   (309)   $  11,825    $   (309)   $ 11,825
                                          ========    =========    ========    ========
(See accompanying notes to consolidated financial statements)


GANDALF TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(Thousands of US dollars)


                                                          13 Weeks Ended                               39 Weeks Ended
                                                           December 28                                  December 28
                                          --------------------------------------------  --------------------------------------------
                                                     1996                    1995                 1996                   1995
                                          ---------------------  ---------------------  ---------------------  ---------------------
                                              Shares    Dollars      Shares    Dollars      Shares    Dollars      Shares    Dollars
                                          ----------  ---------  ----------  ---------  ----------   --------  ----------  ---------


Capital Stock:
     Consisting of an unlimited
     number of common shares
     authorized, without par value
  Balance at beginning of period (note 6) 43,349,604  $  55,637  40,056,196  $  47,220  42,939,523  $  54,198  35,238,064 $  91,644
  Issued:
     On exercise of stock options             39,333         65   1,221,834      2,859     410,683      1,312   1,399,996     3,160
     On conversion of debentures (note 11)         -          -   1,343,402      2,200           -          -   5,983,372     9,839
     Other                                     8,925         31     128,398      1,404      47,656        223     128,398     1,404
  Reduction in stated capital (note 6)             -          -           -          -           -          -           -   (52,364)
                                          ----------  ---------  ----------  ---------  ----------  ---------  ---------- ---------
  Balance at end of period                43,397,862  $  55,733  42,749,830  $  53,683  43,397,862  $  55,733  42,749,830 $  53,683
                                          ==========  =========  ==========  =========  ==========  =========  ========== =========

Retained Earnings (Deficit):
  Balance at beginning of period                      $ (17,383)             $     101              $     260             $ (52,364)
  Net income (loss)                                      (9,850)                    92                (27,493)                  193
  Reduction in stated capital (note 6)                        -                      -                      -                52,364
                                                      ---------               --------               --------             ---------
  Balance at end of period                            $ (27,233)             $     193              $ (27,233)            $     193
                                                      =========              =========              =========             =========

Cumulative Translation Adjustment:
  Balance at beginning of period                      $  (5,835)             $  (4,760)             $  (5,872)            $  (4,838)
  Adjustment arising on translation of
     foreign subsidiaries' financial
     statements to US dollars                              (423)                  (850)                  (495)                  675
  Adjustment relating to subsidiary loans
    designated as long-term investments                     961                    333                  1,070                (1,114)
                                                      ---------              ---------              ---------             ---------
  Balance at end of period                            $  (5,297)             $  (5,277)             $  (5,297)            $  (5,277)
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


1.  INTERIM FINANCIAL STATEMENTS

The consolidated financial statements at December 28, 1996 and for the thirteen and thirty-nine week periods then ended are unaudited and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.


2.  INVENTORIES


                                                         December 28    March 31
                                                                1996        1996
                                                         -----------    --------
Raw materials                                               $  3,603    $  2,905
Work-in-process                                                4,195       3,821
Finished goods                                                 6,266       6,765
                                                            --------    --------
                                                            $ 14,064    $ 13,491
                                                            ========    ========


3.  FIXED ASSETS


                                                         December 28    March 31
                                                                1996        1996
                                                         -----------    --------
Cost:
  Land                                                      $    242    $    218
  Buildings                                                    3,526       4,627
  Equipment                                                   61,254      58,336
  Leasehold improvements                                       1,919       1,966
                                                            --------    --------
                                                              66,941      65,147
Accumulated depreciation                                      52,791      48,894
                                                            --------    --------
Net book value                                              $ 14,150    $ 16,253
                                                            ========    ========

4.  BANK OPERATING LINES

At December 28, 1996, the Company's authorized bank lines totaled $21.3 million under two committed credit facilities provided by a Canadian chartered bank which bear interest at the bank's prime rate plus 1.75% or equivalent. The authorized credit lines are secured by certain of the accounts receivable, inventories and other assets of the Company. The amount available for borrowing at any time is based on margin formulas relating to levels of accounts receivable, inventories and other bank covenants. Based on the margin formulas, $10.8 million was available to the Company at December 28, 1996 and $7.5 million was being utilized. Cash and cash equivalents held as of that date represented a further $7.2 million of cash resources available to the Company. Cash and cash equivalents and unused credit lines totaled $10.5 million at December 28, 1996.

In view of the Company's current bank borrowing levels and anticipated additional demands on cash and credit resources relating to short-term operating requirements, the Company believes that it is necessary to seek and complete arrangements for additional sources of equity and or debt financing during the fourth quarter of 1997. The Company has recently selected certain investment banking firms to assist in pursuing strategic initiatives including raising additional financing. There can be no assurance at this time that the Company will be successful in arranging such additional financing in a sufficient amount or within the time frame which may be required to meet operating cash requirements and considering any constraints that may be imposed on the utilization of the bank operating lines.

Financial covenants contained in one of the bank credit agreements measure on a quarterly basis, among other things, the tangible net worth, the ratio of liabilities to tangible net worth and the current ratio of the Company. As a result of the net loss for the third quarter of 1997 and the associated impact on the consolidated balance sheet, the Company was not in compliance with these financial covenants at December 28, 1996. The breach of these financial covenants constitutes an event of default under the terms of the agreements for which the Company has obtained a waiver from the bank. This waiver is conditional upon the Company not borrowing an amount in excess of the amount determined by margin formulas during the period up to March 31, 1997 and progress on the part of the Company, to the satisfaction of the bank, in its efforts to raise additional financing. At March 31, 1997 the Company expects that it will again not be in compliance with these quarterly financial covenants and will have to seek a further waiver from the bank. While to date the Company has been successful in obtaining a waiver or amendment from the bank under such circumstances, there can be no assurance that the Company will continue to be successful in this regard. If the current waiver ceased to be effective for reasons of noncompliance by the Company or, following March 31, 1997, the Company was unable to obtain a further waiver from the bank this would give the bank the right to terminate the facilities and require repayment of the outstanding borrowings on demand. While the Company currently anticipates that the credit facilities will remain available to the Company it believes that the bank's future course of action will be dependent, among other things, on the outcome of the Company's efforts to raise additional financing.

The Company anticipates taking actions during the fourth quarter of 1997 which would reduce operating costs in future periods in order to reduce the Company's break even level for revenues with the intention of reducing cash applied to operations after the end of 1997. These actions would result in the Company recording a charge for restructuring in the final quarter of 1997 and would likely further increase pressure in the short-term, on cash and credit resources due to the timing of payments for certain downsizing actions.

5.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

                                                         December 28    March 31
                                                                1996        1996
                                                         -----------    --------
Trade accounts payable                                      $  6,163    $  7,376
Payroll, commissions and related taxes                         2,855       3,873
Accrued restructuring charges                                  2,481       2,747
Other payables                                                 5,026       6,434
Income and other taxes payable                                 1,549       1,325
                                                            --------    --------
                                                            $ 18,074    $ 21,755
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

Restructuring charges of $3.0 million recorded in the first quarter of 1997 included a write down following a review of the net carrying amount of the Company's manufacturing facilities in which it was determined, in conjunction with the decision to enter into an agreement with a third party to provide the Company with a high-volume manufacturing capability, that the net carrying amount exceeded the estimated net recoverable amount. Restructuring charges also included provisions for future lease costs on sales offices made redundant in connection with changing the Company's sales distribution model from direct sales to multiple channels of distribution including: national resellers, operating telephone companies, Internet service providers, OEM's system partners and corporate accounts.



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

9.  CASH PROVIDED BY (APPLIED TO) OPERATIONS

    Cash provided by (applied to) operations is computed as follows:


                                              13 Weeks Ended          39 Weeks Ended
                                               December 28             December 28
                                          --------------------     --------------------
                                              1996        1995         1996        1995
                                          --------     -------     --------    --------

        Income (loss) from operations     $ (9,653)   $      7     $(27,281)   $    496
        Depreciation and amortization        1,038       1,396        3,245       4,022
        Writedowns not involving
           an outlay of cash                     -           -        1,370           -
        Interest paid                         (156)       (107)        (242)       (431)
        Interest income and foreign
           exchange                            (41)        193           30         147
                                          --------    --------     --------    --------
                                          $ (8,812)   $  1,489     $(22,878)   $  4,234
                                          ========    ========     ========    ========


10.  DECREASE (INCREASE) IN OPERATING WORKING CAPITAL

    The decrease (increase) in operating working capital is computed as follows:

                                              13 Weeks Ended          39 Weeks Ended
                                               December 28             December 28
                                          --------------------     --------------------
                                              1996        1995         1996        1995
                                          --------     -------     --------    --------

        Accounts receivable               $  2,402    $    691     $ 13,630    $  1,353
        Inventories                          1,571       1,236         (573)      1,712
        Prepaid expenses                      (195)        (23)         552         895
        Accounts payable and accrued
          liabilities                          499      (1,367)      (3,905)     (3,185)
        Income taxes payable                     1         (23)         224        (301)
        Deferred revenue                      (540)     (1,130)      (1,058)     (1,886)
        Foreign currency equity adjustment      87        (250)          72         219
                                          --------     -------     --------    --------
                                          $  3,825    $   (866)    $  8,942    $ (1,193)
                                          ========    ========     ========    ========

11.  CONVERTIBLE DEBENTURES

                                                                            Shares Issued
                                     Aggregate Principal Amount     %     Upon Conversion
----------------------------------------------------------------------    ---------------

Balance at March 31, 1994             C$ 30,000     $ 21,681      100%
  Converted during the year             (15,939)     (11,533)     (53%)        6,782,519
  Impact of foreign exchange                 -           (97)       -
----------------------------------------------------------------------
Balance at March 31, 1995                14,061       10,051       47%
  Converted during the period           (14,061)     (10,336)     (47%)        5,983,372
  Impact of foreign exchange                  -          285        -
----------------------------------------------------------------------
Balance at March 31, 1996             C$      -     $      -        -
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

During the first three quarters of 1996 all remaining debentures were converted into 5,983,372 common shares in accordance with the terms of the debentures. The resulting increase in capital stock of $9,839,000 was determined as the sum of the principal amount of the debentures converted ($10,336,000) plus interest accrued to the date of conversion ($135,000), net of the pro rata share of the associated unamortized deferred financing costs ($632,000).


12.  UNITED STATES ACCOUNTING PRINCIPLES

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada ("Canadian GAAP") which in the case of the Company differ in the following material respects from those generally accepted in the United States ("US GAAP").

(a) Under US GAAP, financing and investing activities not involving a receipt or outlay of cash are excluded from the consolidated statement of changes in financial position. Accordingly, the following financing activities would not be presented in the consolidated statements of changes in financial position for the thirteen and thirty-nine week periods ended December 28, 1995 but would be shown supplementally.


                                              13 Weeks Ended          39 Weeks Ended
                                             December 28, 1995       December 28, 1995
                                          ---------------------     -------------------

       Conversion of debentures                $ (2,337)               $  (10,336)
       Issue of capital stock on
         conversion of debentures              $  2,337                $   10,336

(b) Under US GAAP, bank operating lines would not be included as a component of the cash position presented in the consolidated statements of changes in financial position. The change in bank operating lines would be presented as a financing activity and would therefore be included in the determination of the increase or decrease in cash position in the period.

(c) Reductions in stated capital and deficit, as described under note 6 do not fall within the definition of a quasi-reorganization under US GAAP and, accordingly, under US GAAP, capital stock and retained earnings (deficit) would not each be reduced by $52,364,000.

(d) US GAAP requires the calculation of primary earnings per share. This figure is not materially different from the basic earnings per share figure calculated under Canadian GAAP.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction
------------
The consolidated financial statements for the third quarter ended December 28, 1996, together with accompanying notes, should be read as an integral part of this review. These financial statements have been prepared by management in accordance with accounting principles generally accepted in Canada. Note 12 to the consolidated financial statements describes the impact, in the case of the Company, of differences between accounting principles generally accepted in Canada and the United States. All amounts are stated in US dollars unless otherwise indicated. C$ refers to Canadian dollars. References to years are to fiscal years ended March 31.


Factors That May Affect Future Financial Performance
----------------------------------------------------


The Company's quarterly and annual operating results are affected by various trends and factors including, but not limited to, competition, the Company's success in developing, introducing and gaining market acceptance for new products, its ability to obtain sufficient and timely additional sources of financing, the timing of orders from customers, the levels of inventory held by resellers and distributors, as well as factors such as changes in general economic conditions or conditions in the specific markets for the Company's products, government regulation, tariffing of carrier services, and industry consolidation.

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


Results of Operations - Third Quarter Ended December 28, 1996
---------------------------------------------------------------

The Company has been working through a period of transition for two years which has included implementing changes in product development, services, manufacturing and marketing and during the current fiscal year the Company has been transforming its sales distribution model to one driven by indirect channel sales from a primarily direct model. Difficulties experienced in the implementation of the new sales distribution model have resulted in a significant decrease in product revenues during the current fiscal year. While the Company believes that the right actions have been taken to address the problems encountered in the implementation of the sales distribution model, it is taking longer than anticipated for the Company to realize the associated benefits. Service revenues have also declined in the first three quarters of 1997, representing a continuation of a trend in recent quarters. This decline has occurred as a result of lower revenues on products which the Company has traditionally derived the majority of its service revenues.

The following table sets forth items derived from the quarterly consolidated statements of income as a percentage of revenues for the quarter ended December 28, 1996 and for each of the preceding four quarters. The column in the table entitled "Percentage Change Quarter 3, 1997 vs 1996" represents the percentage change, either favourable or (unfavourable), in the dollar amount of such items for the third quarter of 1997 compared with the third quarter of 1996.


                                                                                        Percentage
                              Fiscal 1996                    Fiscal 1997                    Change
                        ---------------------      -------------------------------       Quarter 3
                        Quarter 3   Quarter 4      Quarter 1  Quarter 2  Quarter 3   1997 vs. 1996
                        ----------  ---------      ---------  ---------  ---------    ------------
                                           (Thousands of dollars)

Revenues                  $28,171    $32,355      $18,337      $15,227    $16,622          (41.0)%
                          =======    =======      =======      =======    =======          =======

                                          (Percentage of Revenues)
Revenues:
  Product                   68.6%      74.0%        59.5%        53.1%       60.3%         (48.1)%
  Service                   31.4       26.0         40.5         46.9        39.7          (25.5)
                          -------    -------      -------      -------     -------
                           100.0%     100.0%       100.0%       100.0%      100.0%         (41.0)
                          =======    =======      =======      =======     =======
Gross Margin:
  Product                   52.5%      51.8%        41.1%        27.3%       31.9%         (68.5)
  Service                   31.1       26.6         28.5         30.8        21.3          (48.8)
  Combined                  45.8       45.3         36.0         29.0        27.7          (64.3)

Expenses:
  Sales & marketing         28.0       25.3         39.8         50.8        50.4           (6.1)
  Administration & general   7.5        5.4         12.4         14.5        14.2          (12.6)
  Research & development    10.3        9.9         16.4         20.4        21.2          (21.5)
  Restructuring costs          -        4.7         16.4            -           -
                          -------   --------      -------      -------     -------
Income (loss) from
  operations                   -          -        (49.0)       (56.7)      (58.1)
Interest expense            (0.4)      (0.1)        (0.3)        (0.3)       (0.9)
Interest income and
  foreign exchange           0.7        0.3          0.3          0.1        (0.3)

                          -------    -------      -------      -------     -------
Net income (loss)            0.3%       0.2%       (49.0)%      (56.9)%     (59.3)%
                          =======    =======      =======      =======     =======

Revenues
--------

The following table sets forth product and service revenues by geographic segment for the quarter ended December 28, 1996 and for each of the preceding four quarters. The table also includes the change in revenues, expressed as a percentage, in the third quarter of 1997 compared to the corresponding period of 1996.



                                                                                      Percentage
                          Fiscal 1996                    Fiscal 1997                      Change
                     ---------------------     ---------------------------------       Quarter 3
                     Quarter 3   Quarter 4     Quarter 1   Quarter 2   Quarter 3   1997 vs. 1996
                     ----------- ---------     ---------   ---------   ---------   -------------
                                        (Thousands of dollars)

Product Revenues:
United States          $ 6,361    $ 6,432      $ 2,669     $ 2,930       $ 3,267           (48.6)%
Canada                   3,474      4,479        1,408         709         1,251           (64.0)
United Kingdom           4,361      5,491        2,676       1,869         1,941           (55.5)
Holland/France           3,428      3,791        2,516       1,522         2,004           (41.5)
Other                    1,702      3,742        1,648       1,052         1,566            (8.0)
                       -------    -------      -------     -------       -------
                       $19,326    $23,935      $10,917     $ 8,082       $10,029           (48.1)%
                       =======    =======      =======     =======       =======

Service Revenues:
United States          $ 1,962    $ 1,790      $ 1,526     $ 1,416       $ 1,085           (44.7)%
Canada                   1,690      1,607        1,316       1,454         1,315           (22.2)
United Kingdom           3,074      3,083        2,810       2,727         2,798            (9.0)
Holland/France           2,119      1,940        1,768       1,548         1,395           (34.2)
                       -------    -------      -------     -------       -------
                       $ 8,845    $ 8,420      $ 7,420     $ 7,145       $ 6,593           (25.5)%
                       =======    =======      =======     =======       =======



The following table sets forth, for the thirty-nine weeks ended December 28, 1996 and for each of the two preceding full fiscal years, product revenues by geographic segment and product group expressed as a percentage of total product revenues. These amounts have been calculated assuming constant rates of exchange in the translation of foreign currency amounts to US dollars. Remote access products primarily include internetworking products sold under the names Gandalf Xpressway (TM), XpressStack (TM) and XpressConnnect (TM). Remote access products represent a subset of the Company's total LAN internetworking product line. The other three product groups shown below represent traditional product areas for the Company which include wide area networking (WAN) backbone products; modems, multiplexers and local connectivity products; and other products which primarily represent third party products.

                                                   Modems/
                                               Multiplexers/
                         Remote       WAN          Local
Years ending March 31   Access     Backbone   Connectivity     Other     Total
---------------------   -------    ---------   -------------   -------   -------
1997: (Quarter 1,2 and 3)
United States             23%          3%           4%            1%       31%
Canada                     7           1            4             -        12
United Kingdom            14           1            5             2        22
Holland/France            15           1            4             -        20
Other                      8           3            3             1        15
                         ---         ---          ---           ---       ---
                          67%          9%          20%            4%      100%
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
                         ===         ===          ===           ===       ===

                                                   Modems/
                                               Multiplexers/
                         Remote       WAN          Local
                         Access     Backbone   Connectivity     Other     Total
                        -------    ---------   -------------   -------   -------
1995:
United States             15%          1%           8%            4%       28%
Canada                     9           2            7             1        19
United Kingdom            12           3            9             4        28
Holland/France             6           1            3             1        11
Other                      7           3            2             2        14
                         ---         ---          ---           ---       ---
                          49%         10%          29%           12%      100%
                         ===         ===          ===           ===       ===


Gross Margin
------------

The gross margin on product revenues (product revenues minus the cost of product sales expressed as a percentage of product revenues) was 32% in the third quarter of 1997 compared with 52% in the third quarter of 1996 and 27% in the second quarter of 1997. During the first three quarters of 1997 the gross margin on product revenues was adversely impacted by lower sales volumes during the period, resulting in fixed manufacturing costs representing a larger percentage of product revenues. The gross margin in the second and third quarters of 1997 was also adversely impacted by higher adverse manufacturing volume variances as a result of lower production levels in order to reduce inventories from the end of the first quarter of 1997. The significant impact in the current fiscal year on the reported product gross margin resulting from lower sales and production volumes reduces the comparability of gross margins between fiscal periods. The Company does not believe that the increase in the product gross margin for the third quarter of 1997 compared to the second quarter is indicative of a trend in the underlying margins absent volume considerations.

The gross margin on service revenues (service revenues less service expenses expressed as a percentage of service revenues) was 21% during the quarter ended December 28, 1996 compared to 31% during the same period a year ago. The decrease in service margin has occurred as a result of the continuing decline in service revenues which has more than offset the decrease in service expenses. Service revenues declined more sharply in the third quarter of 1997 as a result of a number of service contracts on some of the Company's traditional products not being renewed upon expiry. Service expenses declined 15% in the third quarter of 1997 compared with the third quarter of 1996, as a result of the outsourcing to partners for the delivery of field service maintenance, which occurred following the end of the third quarter of 1996.


Operating Expenses
------------------

Sales and marketing, and administration and general expenses were $10.7 million in the third quarter of 1997, compared to $10.0 million in the third quarter a year ago. The increase in these expenses has primarily occurred as a result of the decision by the Company to increase its investment in the sales and marketing area, as part of the continuing implementation of the Company's indirect sales distribution model. This increased spending was partially offset by reduced variable sales expenses in the third quarter of 1997 compared to the third quarter a year ago, due to lower product revenues.

Research and development expenses increased by 21.5% from the third quarter of 1996 to the third quarter of 1997. The Company has increased spending on research and development in order to accelerate the completion of certain projects.

Since 1991, the Company has received funding of approximately $1.4 million and $2.6 million respectively under two projects approved through the Canadian federal government's Microelectronics and Systems Development Program ("MSDP"). While the repayment terms of the two projects differ slightly, both are tied to future sales, with the liability to repay the funding arising from product revenues earned following both the commercialization of the resulting technology and completion of the MSDP project. The amount that is potentially repayable is calculated without interest as a royalty on revenues earned in the ten years following the project completion date and is limited to the amount of funding received.

The Company commenced accruing royalties during 1996 upon completion of each project. To date, royalties of approximately $1.1 million have been accrued related to these projects. Of this amount, $0.5 million was due for payment under the funding contracts on or before December 28, 1996. The Company intends to initiate discussions with the Canadian federal government during the fourth quarter of 1997 in order to seek ways to restructure the royalty payments under the agreement. There can be no assurance at this time as to the extent to which the Company might be successful in this regard.


Loss from Operations
--------------------

The Company reported a loss from operations of $9.7 million on revenues of $16.6 million for the third quarter of 1997. For the third quarter of 1996 the Company reported income from operations of $7,000 on revenues of $28.2 million.


Net Loss
--------

The net loss for the third quarter of 1997 was $9.9 million or $0.23 per share. Net income for the third quarter of 1996 was $92,000, or break-even on a per share basis. The net loss for the thirty-nine weeks ended December 28, 1996 was $27.5 million or $0.64 per share on revenues of $50.2 million. For the first three quarters of 1996 the Company reported income of $193,000, or break-even on a per share basis, on revenues of $84.2 million.

Liquidity and Capital Resources
-------------------------------

The Company recorded negative cash flow of $5.5 million during the third quarter of 1997. At December 28, 1996, net bank borrowings (bank operating lines net of cash and cash equivalents) were $0.3 million compared to a net cash position (cash and cash equivalents net of bank operating lines) of $5.2 million at September 28, 1996 and $13.6 million at March 31, 1996. Operating losses during the first three quarters of 1997 have resulted in the Company experiencing negative cash flow from operations (cash applied to operations) of $13.9 million. Cash applied to operations for the thirty-nine weeks ended December 28, 1996 represents a lower amount than the loss from operations reported on the consolidated statement of income during the same period as a result of reductions in working capital levels and in particular accounts receivable. The Company's ability to mitigate the cash impact of an operating loss in any future quarter in this way is dependent on its ability to further reduce working capital levels beyond those that existed at December 28, 1996. The Company anticipates that it will report negative cash flow from operations for the fourth quarter of 1997.

At December 28, 1996, the Company's authorized bank lines totaled $21.3 million under two committed credit facilities provided by a Canadian chartered bank which bear interest at the bank's prime rate plus 1.75% or equivalent. The authorized credit lines are secured by certain of the accounts receivable, inventories and other assets of the Company. The amount available for borrowing at any time is based on margin formulas relating to levels of accounts receivable, inventories and other bank covenants. Based on the margin formulas, $10.8 million was available to the Company at December 28, 1996 and $7.5 million was being utilized. Cash and cash equivalents held as of that date represented a further $7.2 million of cash resources available to the Company. Cash and cash equivalents and unused credit lines totaled $10.5 million at December 28, 1996.

In view of the Company's current bank borrowing levels and anticipated additional demands on cash and credit resources relating to short-term operating requirements, the Company believes that it is necessary to seek and complete arrangements for additional sources of equity and or debt financing during the fourth quarter of 1997. The Company has recently selected certain investment banking firms to assist in pursuing strategic initiatives including raising additional financing. There can be no assurance at this time that the Company will be successful in arranging such additional financing in a sufficient amount or within the time frame which may be required to meet operating cash requirements and considering any constraints that may be imposed on the utilization of the bank operating lines.

Financial covenants contained in one of the bank credit agreements measure on a quarterly basis, among other things, the tangible net worth, the ratio of liabilities to tangible net worth and the current ratio of the Company. As a result of the net loss for the third quarter of 1997 and the associated impact on the consolidated balance sheet, the Company was not in compliance with these financial covenants at December 28, 1996. The breach of these financial covenants constitutes an event of default under the terms of the agreements for which the Company has obtained a waiver from the bank. This waiver is conditional upon the Company not borrowing an amount in excess of the amount determined by margin formulas during the period up to March 31, 1997 and progress on the part of the Company, to the satisfaction of the bank, in its efforts to raise additional financing. At March 31, 1997 the Company expects that it will again not be in compliance with these quarterly financial covenants and will have to seek a further waiver from the bank. While to date the Company has been successful in obtaining a waiver or amendment from the bank under such circumstances, there can be no assurance that the Company will continue to be successful in this regard. If the current waiver ceased to be effective for reasons of noncompliance by the Company or, following March 31, 1997, the Company was unable to obtain a further waiver from the bank this would give the bank the right to terminate the facilities and require repayment of the outstanding borrowings on demand. While the Company currently anticipates that the credit facilities will remain available to the Company it believes that the bank's future course of action will be dependent, among other things, on the outcome of the Company's efforts to raise additional financing.

The Company anticipates taking actions during the fourth quarter of 1997 which would reduce operating costs in future periods in order to reduce the Company's break even level for revenues with the intention of reducing cash applied to operations after the end of 1997. These actions would result in the Company recording a charge for restructuring in the final quarter of 1997 and would likely further increase pressure in the short-term, on cash and credit resources due to the timing of payments for certain downsizing actions.

The Company's current ratio was 1.2:1 at December 28, 1996 compared to 2.0:1 at March 31, 1996. Accounts receivable were $15.1 million at December 28, 1996 compared to $28.7 million at March 31, 1996. The decline in accounts receivable primarily occurred as a result of lower revenues in the third quarter of 1997 compared to the fourth quarter of 1996. Inventories were $14.1 million at December 28, 1996 compared to $13.5 million at March 31, 1996. Lower than anticipated product revenues in the first quarter of 1997 resulted in an increase in inventory levels. The Company adjusted manufacturing production levels in the second and third quarters and inventory levels have declined each quarter since the first quarter.

II - OTHER INFORMATION
----------------------

Item 1 - see Form 10-Q for the quarter ended September 28, 1996.

Item 6(a) - Exhibits
--------------------
10.12 Amendment dated November 18, 1996 to Credit Agreement dated June 11, 1996 between the Royal Bank of Canada and the Company.


Item 6(b) - Report on Form 8-K
------------------------------
There were no reports on Form 8-K filed for the quarter ended December 28, 1996.



SIGNATURES
----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 GANDALF TECHNOLOGIES INC.

February 6, 1997                  BY:  s/RICHARD D. BUSTO
-------------------------         ----------------------------
Date                              Richard D. Busto
                                  Director, President, and
                                  Chief Executive Officer
                                  (Principal Executive Officer)

February 6, 1997                  BY:  s/WALTER R. MACDONALD
--------------------------        ---------------------------
Date                              Walter R. MacDonald
                                  Vice President, Finance and
                                  Chief Financial Officer