Form 10-K
period 1997-03-31
GANDALF TECHNOLOGIES INC
filed 1997-06-30
CIK 355876

                   SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549
                      -----------------------
                            FORM 10-K
(Mark One)
   X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
-----  SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended           March 31, 1997
                                     --------------------
                                OR
       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
-----  THE SECURITIES EXCHANGE ACT OF 1934

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

The aggregate market value of the common shares held by non-affiliates of the registrant, based upon the closing sales price of the common shares as reported on The Nasdaq Stock Market (National Market System) on May 30, 1997 (the last trading day prior to June 1, 1997) was approximately $66,405,720. This amount excludes 73,700 common shares held by all executive officers, directors, and shareholders holding over five percent of the outstanding common shares on that date, as such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of June 1, 1997, 43,440,701 common shares, without nominal or par value, were issued and outstanding.

All dollar amounts in the Annual Report on Form 10-K are in United States dollars, except where indicated. C$ refers to Canadian dollars. References to years are to fiscal years ended March 31.

DOCUMENTS INCORPORATED BY REFERENCE

PART I       None

PART II      None

PART III     None

                     [Cover page 2 of 2 pages}

                         TABLE OF CONTENTS

                                                                Page

PART I

  Item 1.    Description of Business                           4
               The Company and Corporate Structure             4
               Industry Background                             4
               Products and Services                           5
               Sales and Marketing                             7
               Research and Development                        7
               Manufacturing                                   8
               Customers                                       8
               Competition                                     8
               Backlog                                         9
               Intellectual Property and Proprietary Rights    9
               Employees                                       9
               Environmental Affairs                           9
  Item 2.    Properties                                       10
  Item 3.    Legal Proceedings                                10
  Item 4.    Submission of Matters to a Vote
             of Security Holders                              10

PART II

  Item 5.    Market for Registrant's Common Stock
             and Related Security Holder Matters              11
  Item 6.    Selected Financial Data                          12
  Item 7.    Management's Discussion and Analysis
             of Financial Condition and Results of
             Operations                                       13
  Item 8.    Financial Statements and Supplementary
             Data                                             20
  Item 9.    Disagreements on Accounting and
             Financial Disclosure                             36

PART III

  Item 10.   Directors and Executive Officers
             of the Registrant                                36
  Item 11.   Executive Compensation                           38
  Item 12.   Security Ownership of Certain
             Beneficial Owners and Management                 44
  Item 13.   Certain Relationships and Related
             Transactions                                     45

PART IV

  Item 14.   Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K                          45
  Signatures                                                  47

PART 1

ITEM 1.     DESCRIPTION OF BUSINESS




The Company and Corporate Structure
-----------------------------------

Gandalf Technologies Inc. ("Gandalf" or the "Company") was created by Articles of Amendment on July 22, 1981 as the continuation of Gandalf Data Communications Limited which was incorporated on April 29, 1971 under the laws of the Province of Ontario, Canada. The registered office of the Company is 130 Colonnade Road South, Nepean, Ontario Canada K2E 7M4, telephone (613) 274-6500. The Company's common shares are traded on The Toronto Stock Exchange and The Nasdaq Stock Market (National Market System).

The Company operates through six principal subsidiary companies: Gandalf Canada Ltd., Gandalf Systems Corporation in the United States, Gandalf Digital
Communications Limited in the United Kingdom, Gandalf S.A. in France, Gandalf Nederland B.V. and Gandalf International Limited. The Company's sales operations are conducted through two distinct operating units: the North America Group based in Nepean, Ontario and Boston, Massachusetts covering Canada, the United States and Mexico; and the International Group, based in Bracknell, UK, covering Europe, the Middle East, Africa, Asia, Australia and New Zealand. For information regarding Gandalf's foreign and domestic operations, see Note 17 to the Company's consolidated financial statements contained in this Annual Report of Form 10-K.

The Company is currently facing financial difficulties. See "Liquidity and Capital Resources" contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Volatility of Stock Prices" contained in "Market for Registrant's Common Stock and Related
Security Holder Matters" at page 13 and 11 respectively, of this Annual Report on Form 10-K.


Industry Background
-------------------

For many organizations, access to information is a strategic element of business. A number of factors have influenced the way information is accessed, including the corporate trend towards moving the business closer to the customer, spurring the creation of branch offices; the provision of flexible work environments as a means to attract and retain highly-skilled employees; the popularity of the Internet; and government environmental legislation requiring the reduction of work-related travel. All of these dynamics have resulted in a growing number of teleworkers, business travelers and remote office users increasing the demand for network infrastructure products and services.

Remote access is that segment of the networking industry which involves workstation-to-network connections from remote locations. Products in this segment allow individuals and remote business offices to connect to local and wide area networks via telephone lines. The end-user market consists of part-time and full-time teleworkers, small remote branch offices, large branch offices, corporate head offices and the Internet Service Provider (ISP) segment activities.

The Company is engaged in the design, production, and marketing of communications networking products and solutions, and has increasingly focused its sales and marketing efforts on the remote access market over the last three years. Specifically, the Company produces server and concentrator products for central sites as well as multiplexers, routers and remote access adapters. The Company also provides full life cycle services for the remote access market.

The remote access market is divided into three segments; corporate LAN access ("Corporate access"), WAN access, and Internet access. The Company's primary focus is the Corporate access market; however, the Company also participates in the Internet market.

Products and Services
---------------------

Gandalf and its subsidiaries sell products and services in four principal segments of the networking market: remote access, LAN connectivity, wide area networking and network services. Remote access products include internetworking edge routers, carrier class concentration servers for central sites, ISDN terminal adapters, bridges, modems, routers and software products which extend corporate, public network, or Internet Service Provider (ISP) based resources, integrating voice and data, to remote, distributed locations. LAN connectivity products include concentrators for connectivity to Ethernet LANs, and LAN switches, providing interconnectivity among small, independent networks. Wide area networking products include multiplexers and concentrators designed to carry a variety of traffic types, including voice, data, video, fax, and LAN, over private or public networks. Network services include value-added network design, implementation and full life cycle support services customized to meet specific user needs, reduce costs, and increase productivity. Gandalf has increasingly focused its sales and marketing efforts on remote access products and services over the last three years.

Remote Access Products
The Company has developed a wide array of products and services for the remote access market. XpressAnywhere(TM) is Gandalf's total-solution strategy that creates and supports a virtual office environment by extending integrated voice and data features to the remote office through the delivery of central site and remote site products, as well as a full range of services. Gandalf has conducted extensive research to determine its customers' priority requirements for virtual office infrastructures. Gandalf has designed the XpressAnywhere solution around its customers' requirements to deliver four principal benefits: productivity, ease of use, value and security.

Gandalf serves the expanding remote access market with 25 core products in three categories: remote devices and central site access servers and concentrators. Many of Gandalf's products can operate over a variety of public networks as they are designed with a compatible module for each transmission technology including Frame Relay, ISDN, analog, and X.25. As networks evolve, the Company's products are designed to remain compatible with new transport technologies, such as xDSL, ATM and cable. This approach provides investment protection to customers by allowing them to easily modify their systems at low incremental cost as their enterprises grow and develop.

The Company's  remote  access family of products fall into four branded  groups:
XpressConnect(TM), XpressStack(TM), Xpressway(TM), and XpressView(TM). Gandalf's range of products address the needs of each user segment from small business operations to major corporations. The XpressConnect group of products is designed for the home, desktop, or regional office. XpressStack and Xpressway provide companies with sufficient capacity to connect corporate headquarters.

The XpressConnect line of access products is Gandalf's solution for customers seeking connection to the edge of a network. Each model comes with a selection of features to allow end users to tailor their networks according to individual or corporate requirements. XpressConnect products deliver the response time and performance of a local LAN connection even over a low speed, WAN or local loop facility. The XpressConnect line comprises a range of access solutions for casual, part time and full time teleworkers or Internet users, small and large branch offices, as well as corporate head offices.

While the XpressConnect family provides edge access, XpressStack and Xpressway are designed to connect corporate headquarters to remote access networks. XpressStack is a modular and stackable line of remote access server and internetworking products. XpressStack provides concentration to small and medium branch offices, teleworkers, or ISPs who serve a moderate number of subscribers.

The Xpressway line of concentrators and internetworking products offers a high-density, chassis-based solution which allows enterprises and service providers the ability to concentrate large numbers of remote users, providing them access to the LAN, WAN and the Internet within a single chassis. The scaleable design ensures that performance remains consistent as additional remote users are added to the system. Numerous internetworking modules can be added to an Xpressway system (multiprotocol router, campus LAN switch, hub cards) to enable a complete solution. Designed for larger corporate offices, the Xpressway RLAN subsystem allows a large number of users to connect to and from a central network through ISDN, analog, Frame Relay, or leased line connections. Gandalf's Xpressway solution for multiple large offices is the XBR 7202, a local and remote Ethernet bridge and multiprotocol router which delivers secure and reliable interconnection between corporate offices and remote sites.

Network management software is available at both central and remote sites, using XpressView and Passport. XpressView allows users to configure and manage the full set of Gandalf products. The console-based system simplifies system management through its Windows(TM)-based Graphical User Interface (GUI) available on a PC. The Company's Passport Network Management System offers solutions for complex multi-vendor networks. Passport draws a visual map to provide a clear representation of the network to the user. The system allows for navigation and control of even the most complicated LAN and WAN environments.

LAN Connectivity Products
The Company markets the LANLine series of bridges and routers in addition to its Xpress family of remote access products. Gandalf's LAN products are designed to substitute expensive leased lines with switched digital services for high volume teleworkers and branch offices. Users may select a number of Xpressway Ethernet modules to connect multiple segments of Ethernet LANs. LAN connectivity is further enhanced by the Company's Virtual LAN Switch (VLS(TM)) which segments client/server LANs into smaller, independent networks and interconnects them at full network speed, resulting in increased bandwidth for faster networking.

Wide Area Network Products
The Company continues to market its legacy wide area networking (WAN) products directly to long-standing customers, and new customers primarily in international markets. Gandalf's WAN solutions allow organizations to concentrate and integrate multimedia traffic and minimize bandwidth volumes. Gandalf's WAN 2000 family of bandwidth management concentrators and multiplexers has been designed to maximize the efficiency of carrying LAN, digital and analog voice, fax, video, Frame Relay and data traffic over single or multiple leased lines. Gandalf's WAN 2000 family includes three products: the 2120 Access Concentrator, the 2300 Regional Concentrator and the 2050 Communications Switch.

Other Products
The Company continues to derive revenue from a number of mature products which were designed to facilitate terminal-to-computer traffic. These include data switches, modems and multiplexers under brand names: Starmaster, LDS, LDM and MUX 2000.


Network Services and Support
Gandalf provides life cycle support and services for its products, including network design, implementation, management and operations, asset management, training, and maintenance. Services are sold with products as part of the Company's total networking solutions.

The Company has devised a number of branded services packages for its business partners and customers. Services include the Partner Program, for those channel partners who wish to enhance their own services capabilities, and the Alliance Program for channel partners who do not have their own service organizations. Teleworking services include RemoteConnect a complete turnkey, value-added, integrated services package encompassing installation, projection management, line provisioning, and user support. Remote Connect is designed to provide customers with a cost-effective solution for deploying and supporting teleworking programs.

Gandalf's end user service programs include the ServiStart Program for network installation, the ServiStat Extended Warranty Program for additional product coverage, and the ServiSelect Services for network maintenance.

Sales and Marketing
--------------------

In the first quarter of fiscal 1997, Gandalf altered its sales and distribution model by shifting from direct sales toward indirect channels, a model which the Company considers to be the most effective and efficient method of distribution for its chosen markets. Gandalf has built its remote access sales and distribution infrastructure around national distributors, value added resellers
(VARs), telephone companies, Internet service providers and OEM partnerships, in addition to its own direct sales force. The Company has distribution and reseller agreements in North America, Europe and the Pacific Rim, with companies such as Ingram Micro, Tech Data, Bell Atlantic, Bell South, Ameritech, Nippon Telegraph and Telephone, NEC, KNC in Korea, France Telecom, and PTT Nederland. Over the past year, the Company has added additional distributors such as Samsung Electronics in Korea, Telecom Italia in Italy, and Pacific Bell Network Integration in the U.S., as well as Internet service providers such as COLOMSAT, Information Gateway Services, and the Zoo Corporation.

The Company operates two regional sales and marketing groups: North America and International. The Company has structured its sales and marketing organization to meet the standards and market practices of target countries and to maximize the penetration of local telephone companies, VARs, distributors and OEMs.


Research and Development
------------------------

The Company believes that success in the rapidly changing communications segment of the information industry is dependent upon the ability to anticipate and respond to customer needs and to develop reliable, cost-effective products with expanded capabilities and performance.

Gandalf's research and development effort is focused on continually expanding its remote access product capabilities through feature innovation and performance enhancements. The Company's technical competencies include data compression, encryption, voice and data integration, bandwidth-on-demand routing, switched digital connectivity, and scalability in design. The Company integrates commodity products and components via OEM relationships.

The majority of the Company's research and development involves information handling, network interconnections, interoperability and network management. These efforts capitalize on the Company's expertise in several underlying technologies, including remote access protocols (PPP, PPTP, multilink, SLIP, BACP); ISDN, X.25 and Frame Relay implementation; LAN and WAN interface development; bandwidth management; data compression and encryption; voice interfaces and network management.

The Company operates separate North American and European technology centers at its facilities in Nepean, Canada and Fearnhead, U.K. The majority of development staff is located in North America. Gandalf's U.K. research facility employs a small number of professionals with expertise in ISDN, X.25 and PRI development.

The Company's processes encompass computer aided engineering (CAE), computer aided design (CAD), and automated testing techniques. A minor portion of R&D has been contracted to a third party.

The Company spent $13.0 million in fiscal 1997, $11.5 million in fiscal 1996 and $10.1 million in fiscal 1995 on product development.

Manufacturing
-------------

The Company's manufacturing operations consist of materials planning and procurement, assembling, and testing of electronic assemblies. In addition, the Company manufactures printed circuit boards for use in its products. Gandalf's manufacturing quality systems are managed to the ISO 9002-1994 standard and are recognized under the Quality Management Institute's registration program.

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


Customers
---------

The Company's revenues are derived from a broad base of customers and distributors, reducing its dependence on individual corporate and distribution accounts.

Gandalf's target customers include corporations from the financial, technology, healthcare, utility and government sectors that are implementing remote access solutions to support teleworkers, remote offices and mobile workers. The Company's customers also include ISPs and telephone companies, who use Gandalf's products for their own environments in addition to providing solutions for their customers.

The Company's business is not seasonal. The Company is not dependent upon a single customer or a few customers, and the loss of any one or more would not be anticipated to have a material adverse effect on the Company. During the three-year period ended March 31, 1997, no customer accounted for 10 percent or more of the Company's revenues in any year.


Competition
-----------

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

The Company's competitors vary depending upon the sector of the market being identified and include companies such as 3Com Corporation, Ascend Communications, Inc., Bay Networks Inc., and Cisco Systems Inc. These and other competitors and potential competitors have greater financial, technological, manufacturing, marketing and personnel resources than the Company. Gandalf is devoting significant time and energy to establishing strategic alliances and partnerships that would give it the critical mass it needs to succeed in its chosen market segment. Since February 1997, the Company has been working with JP Morgan & Co in seeking a strategic partner which will complement the Company's strengths and provide the additional resources the Company requires to continue its operation in its chosen market. While these efforts continue, to date no firm offers have been received and no assurance can be given that the Company will be successful in achieving a strategic agreement.

Backlog
-------

The Company attempts to manufacture inventory in quantities sufficient to provide timely delivery of its products. Because of the short delivery cycle, backlog is not considered to be a meaningful indication of future revenues.


Intellectual Property and Proprietary Rights
--------------------------------------------

The Company relies on a combination of patent, trademark, copyright and trade secret laws, non- disclosure agreements and other contractual provisions to establish and maintain its proprietary rights.

Gandalf protects its intellectual property through patents and trademarks on a worldwide basis. The Company either holds or has applied for patents on its proprietary compression and encryption technology. The Company utilizes non-disclosure and confidentiality agreements to disclose proprietary information to its resellers, distributors, and potential customers. The firm's products include proprietary software and firmware which are provided under license to customers and end-users.


Employees
---------

On March 31, 1997, the Company had 615 employees worldwide. Of these, 237 were sales, marketing and customer support personnel, 111 were engaged in engineering development, 150 were engaged in manufacturing and distribution and 117 held general administrative positions. On March 31, 1996 the Company had 812 employees and on March 31, 1995 the Company had 897 employees.

The majority of the reduction in employees from fiscal 1996 to fiscal 1997 resulted from the transformation of the Company's sales distribution structure to an indirect sales channel model -- one where intermediaries manage the final sale -- instead of the direct sales model it had in place. In addition, since January 1997, the Company has further consolidated its sales and marketing units, consistent with its focus on the corporate access segment of the remote access market.

Organizational changes in other functional groups have taken place as well. The Company has consolidated North American engineering with the objective of streamlining the organization and focusing it more directly on remote access development. Support staff in administration, marketing, service, finance and information systems have been reduced. The number of manufacturing staff has been reduced to a level commensurate with the current production volume.

As a result of these changes, at June 1, 1997 the Company had fewer than 540 employees. Approximately 67% of these employees are located in North America and the remainder are employed in other parts of the world, mostly in Europe.

The Company has experienced the loss of some employees with valuable skills. The Company continues to recruit and hire qualified and skilled employees.

Environmental Affairs
---------------------

The Company is currently in the final stages of remediation of certain non-hazardous materials at the Company's former engineering, administration and distribution facility in Cherry Hill, New Jersey, in compliance with the State of New Jersey's Environmental Cleanup Responsibility Act. The Company maintains a letter of credit in the amount of $100,000 with Royal Bank of Canada to secure its clean-up obligations under New Jersey law. In the opinion of management, the cost to complete the remediation is not anticipated to have a material effect on future expenditures or earnings.

ITEM 2.     PROPERTIES

Properties
----------

The Company's head office is located in Nepean, Ontario, Canada, near Ottawa. The Company operates from three adjacent leased premises at this location, consisting of a research and administration facility (97,000 square feet), a manufacturing facility (58,000 square feet) and a printed circuit board manufacturing facility (18,250 square feet). The research and administration facility and the manufacturing facility were sold to the builder upon completion in 1987 and leased back to the Company for a 10-year term, expiring in September 1997, with four options to renew of five years each. These properties currently exceed the Company's needs and the Company has therefore not exercised the option to renew. The printed circuit board manufacturing facility was sold to the builder upon completion in 1988 and leased back to the Company for a 20-year term.

As a result of the restructuring activities carried out during fiscal 1997, the Company closed, reduced and consolidated many of its sales offices worldwide. Outside of North America the Company's other principal leased premises are in Bracknell, England (15,000 square feet), Fearnhead, England (10,000 square feet) and Amsterdam, Netherlands (28,000 square feet). It is the Company's belief that these properties are adequate for the Company's current needs.


ITEM 3.     LEGAL PROCEEDINGS

The Company has been, from time to time, subject to litigation in its ordinary course of business, none of which, with the exception noted below, the Company believes to be material.

In August 1996, an action was instituted in the Superior Court of the State of New Jersey, Law Division, for Burlington County against the Company, certain of its officers and directors, and one former director by Michael Wagnerman purportedly on behalf of all persons who purchased or otherwise acquired shares of the Company's stock from November 6, 1995 through July 2, 1996. The plaintiff's claim is for common law negligent misrepresentation and common law fraud allegedly arising from certain press releases and public statements purportedly made by the Company and certain of its officers during the period in question relating to its business. The plaintiff seeks to recover monetary damages in an unspecified amount, including punitive damages, and unspecified injunctive relief. The Company believes that it has complied with all of its obligations under the securities laws of the United States and Canada, and does not believe that any of the Company's conduct or the conduct of any of its officers and directors resulted in any negligent misrepresentations. Accordingly, the Company intends to vigorously defend against the plaintiff's allegations and considers such allegations to be groundless and without merit.


ITEM 4.     SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
            SECURITY HOLDER MATTERS

Markets Information

The common shares of Gandalf Technologies Inc. are listed on The Toronto Stock Exchange in Canada (Symbol GAN) and on The Nasdaq Stock Market (NMS) in the United States (Symbol GANDF).

                                The Toronto Stock Exchange                    The Nasdaq Stock Market
                                    (Canadian Dollars)                            (U.S. Dollars)

                       Fourth       Third      Second       First |      Fourth       Third      Second       First
                      Quarter     Quarter     Quarter     Quarter |     Quarter     Quarter     Quarter     Quarter
-------------------------------------------------------------------------------------------------------------------
Fiscal 1997
  High                   6.10        7.60       11.20       26.30 |     4 - 1/2     5 - 5/8     8 - 3/8    19 - 1/2
  Low                    2.25        3.15        5.55        9.00 |     1 - 5/8     2 - 1/4     4 - 1/16    6 - 3/4
  Volume  (000's)      15,021      16,479      13,161       6,204 |      20,745      37,796      55,712      75,381
-------------------------------------------------------------------------------------------------------------------

Fiscal 1996
  High                     23    27 - 3/8       17.00    13 - 3/8 |    17 - 1/8   20 - 1/16    12 - 1/8     9 - 3/4
  Low                16 - 5/8     6 - 3/8     7 - 4/8        4.85 |   12 - 3/32     4 - 7/8     5 - 5/8     3 - 1/2
  Volume  (000's)       8,705      33,241      15,958      24,240 |      93,368     168,536      89,217      69,536
-------------------------------------------------------------------------------------------------------------------
Fiscal 1995
  High                6 - 7/8        2.33        1.58        1.74 |     4 - 7/8   1 - 11/16    1 - 3/16     1 - 3/8
  Low                    1.80        1.26        0.85        0.75 |     1 - 1/4         7/8        9/16         1/2
  Volume  (000's)      52,236       8,886       9,765      10,037 |      49,876       2,478       1,475       2,810
-------------------------------------------------------------------------------------------------------------------


Volatility of Stock Prices

The market price of the Company's common stock has been, and may continue to be, extremely volatile.

In recent quarters, the market price for the Company's stock has been, and may continue to be, adversely affected by operating losses reported by the Company and by concerns over its future financial viability. Other factors which may impact the market price of the Company's stock include new product announcements by the Company or its competitors, strategic alliances, mergers or acquisitions announced by the Company's competitors, general conditions in the data networking market, the general volatility of stocks of high technology companies and other factors that may be unrelated to the performance of the Company.


Shareholders

As at June 1, 1997, there were 43,440,701 shares issued and outstanding with 1,767 record holders. The stock closed on The Toronto Stock Exchange at C$2.20 on May 30, 1997 (the last trading day prior to June 1, 1997), and on The Nasdaq Stock Market at $1 17/32.

Dividends

Individuals and corporations resident in the United States are subject generally to a 15 percent withholding tax on dividends, and individuals and corporations resident in countries that do not have a treaty with Canada are subject to a 25% withholding tax. For United States corporations only, however, the United States/Canada Tax Treaty reduces the withholding tax to 10 percent if the United States corporation owns at least 10 percent of the Company's voting shares.

It is the Company's present policy not to pay cash dividends and to retain its earnings to finance expansion and growth. Future dividends if any, would be expected to be paid in Canadian dollars. Payment of future dividends will be at the discretion of the Board of Directors and will be dependent on earnings, capital requirements and the financial condition of the Company.

Capital gains derived in Canada from the sale or exchange of the Company's shares by an individual or corporation resident in the United States and without a permanent establishment in Canada are exempt from taxation in Canada with limited exceptions.

ITEM 6.     SELECTED FINANCIAL DATA


Thousands of U.S. dollars except per share amounts


Years ended March 31                                             1997        1996       1995       1994       1993
------------------------------------------------------------------------------------------------------------------
Income Statement Data:

Revenues                                                      $66,213    $116,533   $120,511   $131,323   $160,900
Gross margin                                                     29.2%       45.9%      44.4%      41.7%      43.7%
Selling, general and administration                            40,842      39,996     40,661     54,772     62,807
Research and development                                       13,030      11,524     10,197     14,316     17,279
Net income (loss)                                             (46,316)        260      1,406    (47,238)   (19,507)
Basic earnings (loss) per share                                 (1.07)       0.01       0.05      (2.27)     (1.24)
------------------------------------------------------------------------------------------------------------------
Balance Sheet Data:
Total assets                                                   45,159      79,375     81,508     89,186    129,603
Fixed assets                                                   10,763      16,253     18,619     20,214     30,768
Working capital                                                (6,254)     29,361     21,057     13,978     25,596
Current ratio                                                     0.8         2.0        1.6        1.3        1.5
Cash and cash equivalents net of current bank debt             (5,360)     13,602      5,963     (5,239)      (688)
Long-term debt                                                  2,387       2,496      1,877      2,020     22,980
Convertible debentures                                              -           -     10,051     21,681     23,862
Shareholders' equity                                            3,710      48,586     34,442     19,109     34,308


ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

Introduction

The consolidated financial statements together with accompanying notes should be read as an integral part of this review. These financial statements have been prepared by management in accordance with accounting principles generally accepted in Canada. Note 18 to the consolidated financial statements describes the impact, in the case of the Company, of differences between accounting principles generally accepted in Canada and the United States. All amounts are stated in U.S. dollars unless otherwise indicated. C$ refers to Canadian dollars. References to years are to fiscal years ended March 31.

At the beginning of 1997 the Company determined that in order to position the Company for growth in the remote access market a transformation of the Company's distribution model was required. Difficulties experienced in the implementation of the new sales distribution model have resulted in a significant unanticipated decrease in product revenues in 1997 compared to the previous year. Although the new sales distribution model is now in place, the Company believes that the financial difficulties currently facing the Company are affecting customers' purchasing decisions, and are having and will continue to have a significant impact on revenue levels until such time as these financial uncertainties are resolved. Service revenues also declined in 1997 compared to 1996 and 1995 as a result of lower revenues on products rom which the Company has traditionally derived the majority of its service revenues.


Liquidity and Capital Resources

The Company had not anticipated the decline in revenues which occurred during 1997. Initially the Company's infrastructure was maintained in anticipation of revenues returning to levels foreseen in the Company's business plan. As a result, the Company reported significant operating losses for the four fiscal quarters of 1997 and substantial negative cash flow of $19.0 million during 1997. At March 31, 1997 net bank borrowings (bank operating lines net of cash and cash equivalents) were $5.4 million compared to a net cash position (cash and cash equivalents net of bank operating lines) of $13.6 million a year ago.
Negative cash flow from operations (cash applied to operations) was $19.4 million. Cash applied to operations for 1997 represents a lower amount than the loss from operations reported on the consolidated statement of income during the same period as a result of reductions in working capital levels and in particular accounts receivable.

In the fourth quarter of 1997 it was determined that certain restructuring initiatives should be undertaken which would reduce operating costs in future periods and reduce the Company's break even level for revenues. However the Company expects that it will continue to generate operating losses over the next several quarters and will require significant amounts of capital to fund these operating losses and the restructuring actions. In view of the Company's current bank borrowing levels and anticipated additional demands on cash and credit resources during 1998, the Company has been actively seeking a purchaser since February 1997 who would provide the cash resources the Company requires to continue its operations. While the Company, with the ongoing assistance of an investment banker, is continuing its search, to date the Company has not received any formal offers in this regard. The Company has also explored additional sources of financing which may be required to fund the operations in the short term. However the Company has been unsuccessful to date and is unlikely to secure additional financing. In the absence of additional financing and if no purchaser is forthcoming in the near term, the Company will evaluate all the options available to it which may include seeking court protection from its creditors in order to permit it to restructure and reorganize its affairs.

At March 31, 1997 the Company was not in compliance with certain financial covenants contained in its committed credit facilities with Royal Bank of Canada, which measure on a quarterly basis, among other things, the tangible net worth, the ratio of liabilities to tangible net worth and the current ratio of the Company. This non compliance constitutes an event of default at March 31, 1997 which has not been waived by the bank and thereby renders the borrowings under the credit agreements repayable on demand. The amount available for borrowing at any time is based on margin formulas relating to levels of accounts receivable and inventories and other bank covenants. The Company also advised the bank prior to March 31, 1997 that based on anticipated operating cash requirements it expected that during the first quarter of fiscal 1998 the Company would be required to borrow funds under the credit facilities which would exceed the expected margin amount. During April 1997 the bank provided a letter to the Company tolerating the defaults and reducing the aggregate of the bank credit facilities from $21.2 million to $13.1 million.

Based on margin formulas, $10.7 million was available to the Company at March 31, 1997 and $10.2 million was being utilized. Cash and cash equivalents held as of that date represented a further $4.8 million of cash resources available to the Company. Cash and cash equivalents and unused credit lines totaled $5.3 million at March 31, 1997. The authorized credit lines are secured by certain of the accounts receivable, inventories and other assets of the Company and bear interest at the bank's prime rate plus 1.75% or equivalent. The Company's utilization of the credit facilities is now in excess of the amount authorized under the facilities. There can be no assurance that the bank credit facilities will remain in place or will provide sufficient credit capacity to meet the Company's ongoing cash requirements. The Company believes that the bank's future course of action will be dependent among other things on progress on the part of the Company in its efforts to locate a purchaser.

The Company's financial statements have been prepared on a going concern basis in accordance with generally accepted accounting principles. The going concern basis of presentation assumes the Company will continue its operation for the foreseeable future and be able to realize its assets and discharge its liabilities in the normal course of business. The uncertainties which currently exist surrounding the Company's ability to continue to fund its operations cast significant doubt on the appropriateness of the going concern assumption. The Company's financial statements do not give effect to the adjustments to the carrying value of assets and liabilities and to the reported revenues and expenses, and the balance sheet classifications used that would be necessary should the Company be unable to continue to operate in the ordinary course of business.

The Company's current ratio was 0.84:1 at March 31, 1997 compared to 2.0:1 at March 31, 1996. Accounts receivable were $15.0 million at March 31, 1997 compared to $28.7 million at March 31, 1996. The decline in accounts receivable primarily occurred as a result of lower revenues in the fourth quarter of 1997 compared to the fourth quarter a year ago. Inventories were $11.3 million at March 31, 1997 compared to $13.5 million at March 31, 1996. Lower than anticipated product revenues in the first quarter of fiscal 1997 resulted in an increase in inventory levels. The Company adjusted manufacturing production levels following the first quarter of fiscal 1997 and inventory levels have declined each quarter since the first quarter. Accounts payable and accrued liabilities were $23.1 million at March 31, 1997 compared to $21.8 million a year ago. The increase is primarily due to accrued restructuring costs recorded in the fourth quarter of fiscal 1997. Capital spending was $2.3 million in 1997, $2.7 million in 1996 and $2.9 million in 1995.

Results of Operations

The following table sets forth items derived from the consolidated statements of income, expressed as a percentage of revenues, for the year ended March 31, 1997 and for each of the preceding two years.


Years Ended March 31                                                         1997           1996           1995
---------------------------------------------------------------------------------------------------------------
                                                                                (Percentage of Revenues)
Revenues:
  Product                                                                    58.1%          69.6%          69.5%
  Service                                                                    41.9           30.4           30.5
---------------------------------------------------------------------------------------------------------------
                                                                            100.0%         100.0%         100.0%
===============================================================================================================


Gross margin:
  Product                                                                   31.8%          52.0%          47.9%
  Service                                                                   25.5           32.2           36.5
  Combined                                                                  29.2           45.9           44.4
Expenses:
  Sales and marketing                                                       47.8           27.4           27.5
  Administration and general                                                13.8            6.9            6.2
  Research and development                                                  19.7            9.9            8.4
  Restructuring and other costs                                             17.2            1.3            0.6
--------------------------------------------------------------------------------------------------------------
Income (loss) from operations                                              (69.3)           0.4            1.7
Gain on sale of portfolio investment                                           -              -            1.7
Interest expense                                                            (0.7)          (0.4)          (2.5)
Interest income and foreign exchange                                           -            0.2            0.3
--------------------------------------------------------------------------------------------------------------
Net income (loss)                                                          (70.0)%          0.2%           1.2%
==============================================================================================================

Revenues

The following three tables set forth, for the year ended March 31, 1997 and for each of the two preceding fiscal years, product revenues by geographic segment and product group expressed as a percentage of total product revenues. These amounts have been calculated assuming constant rates of exchange in the translation of foreign currency amounts to U.S. dollars. Remote access products primarily include internetworking products sold under the names Gandalf Xpressway, XpressStack and XpressConnect. Remote access products represent a subset of the Company's total LAN internetworking product line. The other three product groups shown below represent traditional product areas for the Company which include wide area networking (WAN) backbone products; modems, multiplexers and local connectivity products; and other products which primarily represent third-party products.


                                                                             Modems/
                                                                          Multiplexers/
                                                     Remote       WAN         Local
Years Ended March 31                                 Access     Backbone   Connectivity     Other     Total
                                                    -------    ---------   ------------     -----     -----

1997
United States                                         23%          3%           3%            1%       30%
Canada                                                 7           1            4             -        12
United Kingdom                                        14           1            6             2        23
Holland/France                                        16           1            3             1        21
Other                                                  9           2            3             -        14
                                                     ---         ---          ---           ---       ---
                                                      69%          8%          19%            4%      100%
                                                     ===         ===          ===           ===       ===
1996
United States                                         25%          1%           5%            1%       32%
Canada                                                12           1            4             1        18
United Kingdom                                        11           2            7             3        23
Holland/France                                         9           1            2             2        14
Other                                                  8           3            2             -        13
                                                     ---         ---          ---           ---       ---
                                                      65%          8%          20%            7%      100%
                                                     ===         ===          ===           ===       ===
1995
United States                                         15%          1%           8%            4%       28%
Canada                                                 9           2            7             1        19
United Kingdom                                        12           3            9             4        28
Holland/France                                         6           1            3             1        11
Other                                                  7           3            2             2        14
                                                     ---         ---          ---           ---       ---
                                                      49%         10%          29%           12%      100%
                                                     ===         ===          ===           ===       ===

Gross Margin

The combined gross margin (total revenues minus cost of product sales and service expenses expressed as a percentage of total revenues) was 29% in 1997 compared to 46% in 1996 and 44% in 1995. The gross margin on total revenues declined in 1997 as a result of lower margins earned on both product revenues and service revenues and the fact that a higher proportion of total revenues was derived from service in 1997, which has inherently lower margins than product revenues.

The gross margin on product revenues (product revenues minus cost of product sales expressed as a percentage of product revenues) was 32% in 1997, compared to 52% in 1996 and 48% in 1995. During 1997 the gross margin on product revenues was adversely impacted by lower sales volumes during the period, resulting in fixed manufacturing costs representing a larger percentage of product revenues. The gross margin in 1997 was also adversely affected by higher adverse manufacturing volume variances as a result of lower production levels in order to reduce inventories from the end of the first quarter of 1997. Certain price promotions carried out in 1997 also had an adverse impact on the margin.

The gross margin on service revenues (service revenues minus service expenses expressed as a percentage of service revenues) was 26% in 1997, 32% in 1996 and 37% in 1995. The decrease in service margin has occurred as a result of the 22% decline in service revenues in 1997 compared to 1996 which has more than offset the decrease in service expenses. Service expenses declined 14% in 1997 compared to 1996 as a result of the outsourcing to partners for the delivery of field service maintenance which occurred in the fourth quarter of 1996.

Operating Expenses

Sales and marketing, and administration and general expenses were $40.8 million in 1997, compared to $40.0 million in 1996 and $40.7 million in 1995. Increased spending in the sales and marketing area during 1997, as part of the continuing implementation of the Company's indirect sales distribution model, has more than offset the reduction in variable sales expenses in 1997 compared to 1996 due to lower product revenues.

Research and development expenses were $13.0 million in 1997 13% higher than in 1996. The Company has increased its investment in research and development in order to accelerate the completion of certain projects.

Since 1991, the Company has received funding of approximately $1.4 million and $2.6 million respectively under two projects approved through the Canadian federal government's Microelectronics and Systems Development Program (MSDP). This funding is repayable, without interest, as a royalty on revenues earned in the ten years following the project completion date and is limited to the amount of funding received.

The Company commenced accruing royalties during 1996 upon completion of each project. At March 31, 1997, royalties of approximately $1.2 have been accrued related to these projects. Of this amount, $0.8 million was due for payment under the funding contracts on or before March 31, 1997. The Company has initiated discussions with the Canadian federal government in order to seek ways to restructure the royalty payments under the agreement. There can be no assurance at this time as to the extent to which the Company might be successful in this regard.

Restructuring charges of $8.4 million recorded in 1997 resulted from provisions of $3.0 million and $5.4 million in the first and fourth quarters respectively. The provisions include $5.8 million in provisions for redundant facilities, $1.8 million relating to severance and $0.8 million to adjust the book value of field service spares to their estimated net recoverable amount. The provision for redundant facilities represents the estimated future lease cost and the unamortized balance of leasehold improvements for facilities made redundant in connection with changing the Company's sales distribution model and reductions in the workforce, and a writedown in the carrying amount of the Company's manufacturing facilities and a provision for future costs under the capital lease as a result of the decision to outsource portions of the manufacturing process.

Other costs of $3.0 million recorded in the fourth quarter of fiscal 1997 represents a writedown in the carrying value of goodwill. This goodwill arose on the acquisition of the minority interests share of the Dutch subsidiary in 1988 and was being amortized over 20 years. As a result of the decline in revenues and poor operating performance reported by the Dutch subsidiary in 1997, management determined that there was significant doubt that the carrying value would be recovered through future cash flows and accordingly it was written down to nil.

Restructuring   charges  in  1996  were  recorded  in  connection  with  certain consolidation and outsourcing activities carried out in the areas of manufacturing distribution and repair in Europe, outsourcing to partners for the delivery of field service maintenance, and changes in the sales structure to continue the implementation of the Company's distribution channel strategy. These charges primarily relate to severance and facilities costs.

Restructuring costs recorded in 1995 represented severance costs associated with the elimination of approximately 70 positions in connection with an internal functional realignment.

Income From Operations

The Company reported an operating loss of $45.9 million in 1997 on revenues of $66.2 million, compared to income from operations of $488,000 on revenues of $116.5 million in 1996 and income from operations of $2.0 million on revenues of $120.5 million in 1995. Exclusive of restructuring charges the loss from operations was $34.5 million in 1997, compared with income from operations, before restructuring charges, of $2.0 million in 1996 and $2.7 million in 1995.


Net Loss

The net loss for the year ended March 31, 1997 was $46.3 million or $1.07 per share compared to net income of $260,000 or $0.01 per share in 1996. Net income for 1995 was $1.4 million or $0.05 per share.

Segment Operating Results

Note 17 to the consolidated financial statements contains information concerning the geographic segments in which the Company operates. The following table sets forth supplemental information regarding product and service revenues by geographic segment for the year ended March 31, 1997 and for each of the preceding two years.


 Years ended March 31,                                                    1997            1996           1995
-------------------------------------------------------------------------------------------------------------

Product Revenues:
  United States                                                       $ 11,017        $ 24,769       $ 23,341
  Canada                                                                 4,586          15,033         15,539
  United Kingdom                                                         9,361          18,540         24,059
  Holland/France                                                         8,161          12,344          9,362
  Other                                                                  5,335          10,390         11,500
-------------------------------------------------------------------------------------------------------------
                                                                      $ 38,460        $ 81,076       $ 83,801
=============================================================================================================

Service Revenues:
  United States                                                       $  5,103        $  7,989       $  9,206
  Canada                                                                 5,368           6,642          6,934
  United Kingdom                                                        11,200          13,104         13,880
  Holland/France                                                         6,082           7,722          6,690
-------------------------------------------------------------------------------------------------------------
                                                                      $ 27,753        $ 35,457       $ 36,710
=============================================================================================================


Product and service revenues in North America (United States and Canada) were $26.1 million in 1997 compared to $54.4 million in 1996 and $55.0 million in 1995. The Company's European direct sales markets (United Kingdom, Holland and France) reported total revenues of $34.8 million in 1997 compared to $51.7 million in 1996 and $54.0 million in 1995. Other international markets represented revenues of $5.3 million in 1997, $10.4 million in 1996 and $11.5 million in 1995.

All segments reported operating losses in 1997 as a result of the unanticipated decline in revenues which occurred in all segments. The segment operating loss in 1997, expressed as a percentage of revenues was 33.4% for North America (United States and Canada) 3.7% for the Company's operations in the United Kingdom, Holland and France and 40.0% in the Company's other international markets. The decline in revenues was proportionately less in the United Kingdom, Holland and France and, accordingly, the segment reported a lower operating loss.

Factors That May Affect Future Financial Performance


The most critical factor affecting the Company's future will be its ability to deal with its current financial difficulties as described in the section "Liquidity and Capital Resources". Other factors which may affect future financial performance are outlined below.

Over the past several years the Company has undertaken significant restructuring activities in order to reposition the Company in line with its strategy, reduce costs and improve competitiveness. During the fourth quarter of 1997 the Company undertook further restructuring actions which, when complete, will have reduced the Company's workforce by a further 200 positions. The Company's performance will be impacted by its ability to manage the continuing changes to its operations.

The networking industry is intensely competitive and subject to rapid change. The Company's performance will be affected by its ability to develop, introduce and gain market acceptance for new products. As the market for the Company's products continues to develop, additional competitors are expected to enter the market and competition is anticipated to intensify. This may result in price reductions and margin erosion. Many of the Company's current and potential competitors have larger technical staffs, more established and larger marketing and sales organizations, and significantly greater financial resources than does the Company. The Company also competes with other data networking vendors for access to distribution channels.

The Company's quarterly operating results fluctuate as a result of a number of factors including pricing, distributor ordering patterns, product returns and reserves, product mix, as well as the timing of new product announcements and introductions by the Company and its competitors. The Company's revenues are difficult to predict due to shipment patterns. A substantial portion of the Company's expenses are fixed, and consequently any significant fluctuations in revenue will impact earnings. Products are generally shipped as orders are received, and accordingly, the Company operates with a relatively small backlog. As a result, sales in any quarter are largely dependent on orders booked and shipped in that quarter. A high percentage of the Company's revenues are typically earned in the third month of each fiscal quarter and tend to be concentrated in the latter half of that month. Accordingly, quarterly financial results will be difficult to predict prior to the end of the quarter and a shortfall in shipments at the end of any particular quarter may cause the results of that quarter to fall significantly short of anticipated levels.

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

Statements included in this Annual Report on Form 10-K which are not historical facts, including statements about the Company's beliefs and strategies, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties and are not guarantees of future performance. The risks described herein and in the Company's other filings with the Securities and Exchange Commission could affect the Company's future results and could cause such results to differ materially from estimates expressed in any forward-looking statement included herein.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

These financial statements are prepared in accordance with Canadian generally accepted accounting principles which in the case of the Company differ in certain respects from those in the United States. See note 18 to the consolidated financial statements.

Consolidated Balance Sheets
(Thousands of U.S. dollars)

As at March 31                                                                       1997                   1996
----------------------------------------------------------------------------------------------------------------
Current assets:
  Cash and cash equivalents                                                      $  4,803               $ 13,602
  Accounts receivable                                                              14,971                 28,694
  Inventories (note 3)                                                             11,295                 13,491
  Other                                                                             1,739                  1,867
----------------------------------------------------------------------------------------------------------------
  Total current assets                                                             32,808                 57,654
Fixed assets (note 4)                                                              10,763                 16,253
Goodwill (1996 - net of accumulated amortization of $3,172)                             -                  3,242
Other assets                                                                        1,588                  2,226
----------------------------------------------------------------------------------------------------------------
  Total assets                                                                   $ 45,159               $ 79,375
================================================================================================================

Liabilities and Shareholders' Equity
Current liabilities:
  Bank operating lines (note 5)                                                  $ 10,163               $      -
  Accounts payable and accrued liabilities (note 6)                                23,096                 21,755
  Deferred revenue                                                                  5,246                  6,178
  Current portion of long-term debt (note 7)                                          557                    360
----------------------------------------------------------------------------------------------------------------
  Total current liabilities                                                        39,062                 28,293
Long-term debt (note 7)                                                             2,387                  2,496


Shareholders' equity:
  Capital stock (notes 9 and 10)
    Common shares, 43,405,695 issued and
    outstanding (1996 - 42,939,523)                                                55,740                 54,198
  Retained earnings (deficit)(note 9)                                             (46,056)                   260
  Cumulative translation adjustment                                                (5,974)                (5,872)
----------------------------------------------------------------------------------------------------------------
  Total shareholders' equity                                                        3,710                 48,586
----------------------------------------------------------------------------------------------------------------
  Total liabilities and shareholders' equity                                     $ 45,159               $ 79,375
================================================================================================================
Going concern assumption (note 2)
Commitments and contingencies (note 16)

On behalf of the Board of Directors:

s/JOHN F. GAMBA                      s/D.M. GLEKLEN
J.F. Gamba, Director                 D.M. Gleklen, Director

See accompanying notes to consolidated financial statements


Consolidated Statements of Income
(Thousands of U.S. dollars, except per share amounts)

Years Ended March 31                                                    1997            1996            1995
------------------------------------------------------------------------------------------------------------
Revenues:
  Product                                                          $  38,460       $  81,076       $  83,801
  Service                                                             27,753          35,457          36,710
------------------------------------------------------------------------------------------------------------
                                                                      66,213         116,533         120,511
Operating expenses:
  Cost of product sales                                               26,219          38,941          43,630
  Service expenses                                                    20,665          24,053          23,316
  Sales and marketing                                                 31,672          31,942          33,148
  Administration and general                                           9,170           8,054           7,513
  Research and development                                            13,030          11,524          10,197
  Restructuring and other costs (note 11)                             11,368           1,531             685
------------------------------------------------------------------------------------------------------------
Income (loss) from operations                                        (45,911)            488           2,022
Gain on sale of portfolio investment                                       -               -           2,024
Interest expense                                                        (455)           (487)         (2,969)
Interest income and foreign exchange                                      50             259             329
------------------------------------------------------------------------------------------------------------
Net income (loss) for the year                                     $ (46,316)      $     260       $   1,406
============================================================================================================
Basic earnings (loss) per share (note 13)                          $   (1.07)      $    0.01       $    0.05
============================================================================================================
Weighted average number of common shares
  outstanding (thousands)                                             43,295          40,359          28,589
============================================================================================================
See accompanying notes to consolidated financial statements

Auditors' Report

To the Shareholders of Gandalf Technologies Inc.

We have audited the consolidated balance sheets of Gandalf Technologies Inc. as at March 31, 1997 and 1996 and the consolidated statements of income, changes in financial position and shareholders' equity for each of the years in the three year period ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at March 31, 1997 and 1996 and the results of its operations and the changes in its financial position for each of the years in the three year period ended March 31, 1997, in accordance with generally accepted accounting principles.

s/KPMG
Chartered Accountants
Ottawa, Canada
May 13, 1997

Comments by Auditor for U.S. Readers on Canada-U.S. Reporting Difference

In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by conditions and events that cast substantial doubt on the Company's ability to continue as a going concern, such as those described in
Note 2 to the financial statements. Our report to the shareholders dated May 13, 1997 is expressed in accordance with Canadian reporting standards which do not permit a reference to such events and conditions in the auditor's report when these are adequately disclosed in the financial statements.

s/KPMG
Chartered Accountants
Ottawa, Canada
May 13, 1997


Consolidated Statements of Changes in Financial Position
(Thousands of U.S. dollars)

Years Ended March 31                                                        1997            1996            1995
----------------------------------------------------------------------------------------------------------------

Operating activities:
  Cash provided by (applied to) operations (note 14)                   $ (36,341)      $   5,687       $   4,958
  Decrease (increase) in operating working capital (note 15)              16,946            (785)          4,212
----------------------------------------------------------------------------------------------------------------
Cash provided by (applied to) operating activities                       (19,395)          4,902           9,170
----------------------------------------------------------------------------------------------------------------
Financing activities:
  Issue of capital stock                                                   1,542          15,273          12,242
  Conversion of debentures                                                     -         (10,336)        (11,533)
  Long-term debt incurred                                                    577           1,020               -
  Long-term debt retired                                                    (441)           (251)           (446)
----------------------------------------------------------------------------------------------------------------
Cash provided by financing activities                                      1,678           5,706             263
----------------------------------------------------------------------------------------------------------------
Investing activities:
  Purchase of fixed assets                                                (2,336)         (2,671)         (2,919)
  Proceeds on disposal of investments                                          -               -           3,857
  Proceeds on disposal of fixed assets                                     1,193               -             298
  Other                                                                       46              39             293
----------------------------------------------------------------------------------------------------------------
Cash provided by (applied to) investing activities                        (1,097)         (2,632)          1,529
----------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash balances                            (148)           (337)            240
----------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash position in the year                         (18,962)          7,639          11,202
Cash position at beginning of year                                        13,602           5,963          (5,239)
----------------------------------------------------------------------------------------------------------------
Cash position at end of year                                          $   (5,360)      $  13,602       $   5,963
================================================================================================================
Cash position is comprised of:
  Cash and cash equivalents                                           $    4,803       $  13,602       $  11,817
  Bank operating lines                                                   (10,163)              -          (5,854)
----------------------------------------------------------------------------------------------------------------
                                                                      $   (5,360)      $  13,602       $   5,963
================================================================================================================

See accompanying notes to consolidated financial statements



Consolidated Statements of Shareholders' Equity
(Thousands of U.S. dollars)

Years Ended March 31                                      1997                   1996                  1995
------------------------------------------------------------------------------------------------------------------
                                                   Shares   Dollars        Shares   Dollars       Shares   Dollars
------------------------------------------------------------------------------------------------------------------
Capital Stock:
  Consisting of an unlimited number
  of common shares authorized, without par value
  Balance at beginning of year                 42,939,523  $ 54,198    35,238,064  $ 91,644   28,072,333  $ 79,811
  Issued:
    On conversion of debentures                         -         -     5,983,372     9,839    6,782,519    11,124
    Exercise of stock options (note 10)           418,016     1,318     1,582,685     3,531      182,214       354
    Other                                          48,156       224       135,402     1,548      200,998       355
    Reduction in stated capital (note 9)                -         -             -   (52,364)           -         -
------------------------------------------------------------------------------------------------------------------
  Balance at end of year                       43,405,695  $ 55,740    42,939,523  $ 54,198   35,238,064  $ 91,644
==================================================================================================================

Retained Earnings (Deficit):
  Balance at beginning of year                             $    260                $(52,364)              $(53,770)
  Net income (loss)                                         (46,316)                    260                  1,406
  Reduction in stated capital (note 9)                            -                  52,364                      -
------------------------------------------------------------------------------------------------------------------
  Balance at end of year                                   $(46,056)               $    260               $(52,364)
==================================================================================================================

Cumulative Translation Adjustment:
  Balance at beginning of year                             $ (5,872)               $ (4,838)              $ (6,932)
  Adjustment arising on translation of foreign
    subsidiaries' financial statements to U.S. dollars       (1,063)                    549                  1,091
  Adjustment relating to subsidiary loans designated
   as long-term investments                                     961                  (1,583)                 1,003
------------------------------------------------------------------------------------------------------------------
  Balance at end of year                                   $ (5,974)               $ (5,872)              $ (4,838)
==================================================================================================================
See accompanying notes to consolidated financial statements


Notes to Consolidated Financial Statements

All amounts are stated in U.S. dollars unless otherwise indicated. C$ refers to Canadian dollars. Tabular amounts are in thousands except per share data. References to years are to fiscal years ended March 31.

1.  Summary of Accounting Principles

These consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in Canada. These principles are also generally accepted in the United States in all material respects except as disclosed in note 18. The significant accounting principles are outlined below.

(a)  Basis of Consolidation

The consolidated financial statements include the accounts of Gandalf Technologies Inc. and its subsidiaries. All significant intercompany transactions and balances are eliminated.

(b)  Foreign Currency Translation

Operations using a unit of measurement and presentation other than the U.S. dollar, including the Company's Canadian parent, represent foreign operations. The Company considers that for translation purposes, all of its foreign operations are self-sustaining.

The assets and liabilities of self-sustaining foreign operations are translated into U.S. dollars at year-end exchange rates and the resulting unrealized exchange gains or losses are included in the cumulative translation adjustment as a separate component of shareholders' equity. The income statements of such operations are translated at exchange rates prevailing during the year.

(c)  Revenue Recognition

Revenue from the sale of products is recognized at the time goods are shipped to customers, net of appropriate provisions for estimated returns. Revenue from services is recognized at the time services are rendered. Billings in advance of services are included in deferred revenue.

(d)  Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments purchased with an original maturity of three months or less.

(e)  Inventories

Work-in-process and finished goods inventories are valued at the lower of cost and net realizable value. Raw materials are valued at the lower of cost and replacement cost. Cost is determined on a first-in first-out basis and includes material, labour and manufacturing overhead where applicable.

(f)  Fixed Assets

Fixed assets are recorded at cost net of government assistance. Equipment is depreciated using the declining balance method at an annual rate of 20%, with the exception of service spares which are depreciated using the straight-line method over 5 years. Leasehold improvements are amortized using the straight-line method over the term of the related lease.

(g)  Research and Development Costs

Research costs are expensed as incurred. Development costs are expensed in the year incurred unless management believes a development project meets the generally accepted accounting criteria for deferral and amortization.

(h)  Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired of subsidiary companies and is amortized using the straight-line method over a period not exceeding 20 years. When warranted by events or circumstances that might indicate that recoverability is impaired, management evaluates recoverability by use of the undiscounted cash flow method.

(i)  Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


2.  Going Concern Assumption

These consolidated financial statements have been prepared on a going concern basis in accordance with generally accepted accounting principles.

The Company has reported substantial operating losses and negative cash flow for the year ended March 31, 1997. While the Company is reducing its cost structure to reduce its break-even level the Company anticipates that it will continue to generate operating losses over the next several quarters and will require significant amounts of capital to fund these operating losses and the restructuring actions. In view of the Company's current bank borrowing levels and anticipated additional demands on cash and credit resources during 1998, the Company has been actively seeking since February 1997 a purchaser who would provide the cash resources the Company requires to continue its operations. While the Company, with the ongoing assistance of an investment banker, is continuing its search, to date the Company has not received any formal offers in this regard. The Company has also explored additional sources of financing which may be required to fund the operations in the short term. However the Company has been unsuccessful to date and is unlikely to secure additional financing. In the absence of additional financing and if no purchaser is forthcoming in the near term, the Company will evaluate all the options available to it which may include seeking court protection from its creditors in order to permit it to reorganize and restructure its affairs.

At March 31, 1997, the Company was not in compliance with certain financial covenants contained in its committed credit facilities with Royal Bank of Canada, which measure on a quarterly basis, among other things, the tangible net worth, the ratio of liabilities to tangible net worth and the current ratio of the Company. This non-compliance constitutes an event of default at March 31, 1997 which has not been waived by the bank and thereby renders the borrowings under the credit agreements repayable on demand. The amount available for borrowing at any time is based on margin formulas relating to levels of accounts receivables and inventories and other bank covenants. The Company also advised the bank prior to March 31, 1997 that based on anticipated operating cash requirements it expected that during the first quarter of fiscal 1998 the Company would be required to borrow funds under the credit facilities which would exceed the expected margin amount. During April 1997 the bank provided a letter to the Company tolerating the defaults and reducing the aggregate of the bank credit facilities from $21.2 million to $13.1 million. The Company's utilization of the credit facilities is now in excess of the amount authorized under the facilities. There can be no assurance that the bank credit facilities will remain in place or will provide sufficient credit capacity to meet the Company's ongoing cash requirements. The Company believes that the bank's future course action will be dependent among other things on progress on the part of the Company in efforts to find a purchaser.

The going concern basis of presentation assumes the Company will continue its operation for the foreseeable future and be able to realize its assets and discharge its liabilities in the normal course of business. The uncertainties which currently exist surrounding the Company's ability to continue to fund its operations cast significant doubt on the appropriateness of the going concern assumption. These consolidated financial statements do not give effect to the adjustments to the carrying value of assets and liabilities and to the reported revenues and expenses, and the balance sheet classifications used that would be necessary should the Company be unable to continue to operate in the ordinary course of business.

3.   Inventories

As at March 31                                                                               1997              1996
-------------------------------------------------------------------------------------------------------------------
Raw materials                                                                             $ 3,160          $  2,905
Work-in-process                                                                             3,096             3,821
Finished goods                                                                              5,039             6,765
-------------------------------------------------------------------------------------------------------------------
                                                                                         $ 11,295          $ 13,491
===================================================================================================================

4.  Fixed Assets

As at March 31                                                                              1997              1996
------------------------------------------------------------------------------------------------------------------
Cost:
  Land                                                                                  $      -          $    218
  Buildings                                                                                    -             4,627
  Equipment                                                                               56,587            58,336
  Leasehold improvements                                                                   1,041             1,966
------------------------------------------------------------------------------------------------------------------
                                                                                          57,628            65,147
Accumulated depreciation                                                                  46,865            48,894
------------------------------------------------------------------------------------------------------------------
Net book value                                                                          $ 10,763          $ 16,253
==================================================================================================================

5.  Bank Operating Lines

As described in note 2, at March 31, 1997 the Company was not in compliance with certain financial covenants contained in its committed credit facilities with Royal Bank of Canada. During April 1997 the bank provided a letter to the Company tolerating the defaults and reducing the aggregate of the bank credit facilities from $21.2 million to $13.1 million. Based on margin formulas, $10.7 million was available to the Company at March 31, 1997 and $10.2 million was being utilized. Cash and cash equivalents held as of that date represented a further $4.8 million of cash resources available to the Company. Cash and cash equivalents and unused credit lines totaled $5.3 million at March 31, 1997. The authorized credit lines are secured by certain of the accounts receivable, inventories and other assets of the Company and bear interest at the bank's prime rate plus 1.75% or equivalent.


6.  Accounts Payable and Accrued Liabilities

As at March 31                                                                           1997                 1996
------------------------------------------------------------------------------------------------------------------
Trade accounts payable                                                               $  6,731             $  7,376
Payroll, commissions and related taxes                                                  2,882                3,873
Accrued restructuring costs                                                             5,696                2,747
Other payables                                                                          6,765                6,434
Income and other taxes payable                                                          1,022                1,325
------------------------------------------------------------------------------------------------------------------
                                                                                     $ 23,096             $ 21,755
==================================================================================================================

During 1997, the Company made payments of $2.4 million primarily for lease and severance costs which were accrued in prior periods. Accrued restructuring costs at March 31, 1997 is comprised of $5.4 million in severance and lease costs relating to restructuring actions undertaken in fiscal 1997. The balance represents the remaining portion of lease costs accrued in prior periods.

7.  Long-term Debt

As at March 31                                                                          1997                 1996
-----------------------------------------------------------------------------------------------------------------
                                                   Interest
Description                                        Rates     Security
-----------------------------------------------------------------------------------------------------------------
Various capital lease                            7.5%-12.9%  Certain equipment and  $  2,944              $ 2,856
 obligations denominated in                                  facilities
 Canadian dollars, lease
 terms ending 1999 - 2009


Classified as current                                                                   (557)                (360)
-----------------------------------------------------------------------------------------------------------------
                                                                                    $  2,387             $  2,496
=================================================================================================================

The aggregate amount of long-term debt scheduled to be repaid in the five years ending March 31, 2002 is $1,608,000, with the balance of $1,336,000 due thereafter.

8.  Fair Value of Financial Assets and Liabilities

The carrying values of cash and cash equivalents, accounts receivable and accounts payable and accrued liabilities approximate their fair values due to the relatively short periods to maturity of the instruments. The carrying value of the Company's bank operating lines approximates its fair value as the interest rate on this debt automatically reprices to market rates. The fair value of long-term debt is determined by discounting the future contractual cash flows of the leases at discount rates which represent borrowing rates presently available to the Company for instruments with similar terms and maturities. At March 31, 1997, the carrying amount of the long-term debt approximates its fair value.

9.  Reduction in Stated Capital

On August 10, 1995, the shareholders of the Company passed a special resolution authorizing a reduction in statutory stated capital in respect of the common shares by $52,364,000. This resulted in a corresponding reduction in the accumulated deficit as shown on the consolidated balance sheets and the consolidated statements of shareholders' equity.

10.  Stock Options

The Company has five stock option plans, of which only one is an active plan. The following table summarizes the activity for the stock option plans in effect during the year ended March 31, 1997 and for each of the preceding two years.


                                       Shares Available             Outstanding        Weighted Average Exercise
                                              for Grant                 Options              Price per Share
----------------------------------------------------------------------------------------------------------------
Balance at March 31, 1994                       904,460               1,264,500          C$   3.16      $   2.28
  Reserved for issuance                         438,000                       -                  -             -
  Granted                                    (1,790,000)              1,790,000               1.41          1.08
  Terminated                                    532,500                (532,500)             (2.39)        (1.83)
  Exercised                                           -                (182,214)             (2.67)        (2.04)
  Impact of foreign exchange                          -                       -                  -         (0.04)
----------------------------------------------------------------------------------------------------------------
Balance at March 31, 1995                        84,960               2,339,786               2.02          1.44
  Reserved for issuance                       3,000,574                       -                  -             -
  Granted                                    (1,743,000)              1,743,000               9.12          6.69
  Terminated                                    640,876                (640,876)             (2.73)        (2.00)
  Exercised                                           -              (1,582,685)             (3.05)        (2.24)
  Impact of foreign exchange                          -                       -                  -          0.04
----------------------------------------------------------------------------------------------------------------
Balance at March 31, 1996                     1,983,410               1,859,225               7.54          5.53
  Granted                                    (1,954,500)              1,954,500               7.28          5.35
  Terminated                                    513,152                (513,152)             (9.06)        (6.66)
  Exercised                                           -                (418,016)             (4.41)        (3.24)
  Options repriced-original price                     -                (282,250)            (13.77)       (10.12)
  Options repriced-amended price                      -                 282,250               5.50          4.04
  Cancelled                                    (185,264)                      -                  -             -
  Impact of foreign exchange                          -                       -                  -         (0.06)
----------------------------------------------------------------------------------------------------------------
Balance at March 31, 1997                       356,798               2,882,557           C$   6.75     $   4.88
================================================================================================================

The exercise price for options outstanding at March 31, 1997 range from C$0.90 to C$24.00 per share (approximately $0.65 to $17.34). These options expire between April 2, 1997 and March 9, 2007 and their weighted average contractual life is eight years. Of the 2,882,557 options outstanding at March 31, 1997, 759,367 were exercisable as of that date. Directors and officers as a group held 1,730,833 options as at March 31, 1997.

All options granted during 1997 were from the Stock Option Plan for Key Employees and Directors. This plan provides for the granting of options at prices equal to the market value at the time of grant. Options granted under the plan may be exercised during such period as may be determined by the Company, provided that no option may be exercisable after the tenth anniversary of the date of the grant. During 1997 options granted to employees vest over a graded three year period, and options granted to directors vest over a graded five year period. During January 1997 the exercise price of 282,250 options was amended to C$5.50 ($4.04) which represented the average market trading price of stock during the month preceding the amendment. The exercise price of options held by directors and officers was not adjusted.

11.  Restructuring and Other Costs

Years Ended March 31                                                           1997            1996          1995
-----------------------------------------------------------------------------------------------------------------
Restructuring                                                             $   8,338       $   1,531      $    685
Other                                                                         3,030               -             -
-----------------------------------------------------------------------------------------------------------------
                                                                          $  11,368       $   1,531      $    685
=================================================================================================================


Restructuring charges of $8.4 million recorded in 1997 resulted from provisions of $3.0 million and $5.4 million in the first and fourth quarters respectively. The provisions include $5.8 million in provisions for redundant facilities, $1.8 million relating to severance and $0.8 million to adjust the book value of field service spares to their estimated net recoverable amount. The provision for redundant facilities represents the estimated future lease cost and the unamortized balance of leasehold improvements for facilities made redundant in connection with changing the Company's sales distribution model and reductions in the workforce, and a writedown in the carrying amount of the Company's manufacturing facilities and a provision for future costs under the capital lease as a result of the decision to outsource portions of the manufacturing process.

Other costs of $3.0 million recorded in the fourth quarter of fiscal 1997 represents a writedown in the carrying value of goodwill. This goodwill arose on the acquisition of the minority interests share of the Dutch subsidiary in 1988 and was being amortized over 20 years. As a result of the decline in revenues and poor operating performance reported by the Dutch subsidiary in 1997, management determined that there was significant doubt that the carrying value would be recovered through future cash flows and accordingly it was written down to nil.

Restructuring   charges  in  1996  were  recorded  in  connection  with  certain consolidation and outsourcing activities in the areas of manufacturing distribution and repair in Europe, outsourcing to partners for the delivery of field service maintenance, and changes in the sales structure to continue the implementation of the Company's distribution channel strategy. These charges primarily related to severance and facilities costs.

Restructuring costs recorded in 1995 represented severance costs associated with the elimination of approximately 70 positions in connection with an internal functional realignment.


12.  Income Taxes


At March 31, 1997, the Company had available, subject to audit and certain restrictions, accumulated accounting losses of approximately $100 million, the potential tax benefit of which has not been recorded in the consolidated financial statements. These include loss carry forwards for income tax purposes of approximately $70 million ($50 million related to U.S. operations) which begin to expire after the 1999 fiscal year. The remaining amount relates to items expensed in the consolidated financial statements which have not yet been claimed for income tax purposes. The Company also had available at March 31, 1997, subject to audit, investment tax credits of approximately $11 million which can be applied to reduce federal taxes payable in Canada. These investment tax credits expire between 1998 and 2007.

The loss before income taxes attributable to all foreign operations for the year ended March 31, 1997 was approximately $29.0 million (1996 - $1.9 million; 1995
- $0.7 million).

At March 31, 1997 the balance of unremitted earnings of subsidiaries was nil (1996 - $9,599,000; 1995 - $11,113,000).

13.  Earnings Per Share

Basic earnings (loss) per share figures are presented on the consolidated statements of income. These figures are calculated using the monthly weighted average number of common shares outstanding during the year. Fully diluted earnings per share information has not been presented as potential conversions are anti-dilutive.

Adjusted earnings per share, which is not applicable for 1997, was $0.01 for 1996 and $0.07 for 1995. The calculation assumes that the conversion of debentures, which occurred during 1996 and 1995, had occurred at the beginning of each applicable fiscal year.


14.  Cash Provided By Operations

Cash provided by (applied to) operations is computed as follows:


Years Ended March 31                                                        1997           1996            1995
---------------------------------------------------------------------------------------------------------------
Income (loss) from operations                                         $  (45,911)     $     488       $   2,022
Depreciation and amortization                                              4,323          5,408           5,616
Reserves and writedowns not involving
  an outlay of cash                                                        5,652              -               -
Interest paid                                                               (455)          (468)         (2,803)
Interest received and foreign exchange                                        50            259             329
Other                                                                          -              -            (206)
---------------------------------------------------------------------------------------------------------------
                                                                      $  (36,341)     $   5,687       $   4,958
===============================================================================================================

15. Changes in Operating Working Capital

The decrease (increase) in operating working capital is computed as follows:

Years Ended March 31                                                           1997            1996          1995
-----------------------------------------------------------------------------------------------------------------
Accounts receivable                                                       $  13,723       $  (1,814)    $   3,302
Inventories                                                                   2,196           1,739         5,647
Other current assets                                                            128             401            78
Accounts payable and accrued liabilities                                      1,845             513        (6,160)
Deferred revenue                                                               (932)         (1,580)          334
Foreign currency translation adjustment                                         (14)            (44)        1,011
-----------------------------------------------------------------------------------------------------------------
                                                                          $  16,946       $    (785)    $   4,212
=================================================================================================================


16.  Commitments and Contingencies

(a) The Company has entered into various commitments under leases and other contracts. At March 31, 1997, the minimum amounts payable under such commitments in future fiscal years were as follows:

                 1998         $ 10,058
                 1999            1,058
                 2000              577
                 2001              446
                 2002              173
                 Thereafter      1,326
                              --------
                              $ 13,638
                              ========

(b) Since 1991, the Company has received funding of approximately $1.4 million and $2.6 million respectively under two projects approved through the Canadian federal government's Microelectronics and Systems Development Program (MSDP). While the repayment terms of the two projects differ slightly, both are tied to future sales, with the liability to repay the funding arising from product revenues earned following both the commercialization of the resulting technology and the completion of the MSDP project. The amount that is potentially repayable is calculated without interest as a royalty on revenues earned in the ten years following the project completion date and is limited to the amount of the funding received.

     The Company commenced accruing royalties during 1996 upon completion of each project. To date, royalties of approximately $1.2 million have been accrued related to these projects. Of this amount, $0.8 million was due for payment under the funding contracts on or before March 31, 1997. The Company has initiated discussions with the Canadian Federal Government in order to seek ways to restructure the royalty payments under the agreement. There can be no assurance at this time as to the extent to which the Company might be successful in this regard.

(c) During 1997 a claim was made against the Company for negligent misrepresentations and fraud allegedly arising from certain press releases and public statements made by the Company and certain of its officers.
     The plaintiff seeks to recover monetary damages in an unspecified amount. The Company believes that it complied with all its obligations under securities laws in the United States and Canada and does not believe that any of the Company's conduct or the conduct of any of its officers or directors resulted in any negligent misrepresentation. However because of the preliminary stage of this litigation, it is impossible, at present, to express an estimate of the amount or range of potential loss, if any, or the likelihood of an outcome unfavourable to the Company.

(d) During March 1997, in an effort to retain certain key employees the Company entered into a commitment to provide retention bonuses totalling approximately $1.5 million. The bonuses were provided under two plans.
     Under one plan the liability to pay the bonus arises if the employee continues to be employed by the Company as of March 31, 1998. Under the second plan the liability to pay the bonus arises on the completion of a transaction to sell or merge the Company. In order to be eligible the employee must continue to be employed by the Company at the time of the transaction.

(e) In the normal course of business, various litigation, claims and assessments have arisen involving the Company and its subsidiaries. In certain instances, substantial amounts are being sought. Management is vigorously defending its position in all such actions. While the outcome of such proceedings is currently not determinable, management believes, after consideration of all relevant facts, that their outcome would be unlikely to result in a material adverse effect on the Company's consolidated financial position or its future results of operations.


17. Segmented Information

The Company operates in one business segment, providing networking solutions to customers through designing, manufacturing, marketing and servicing a broad line of computerized communications systems.

The Company has defined five geographic regions for the segments in which it operates: the United States, Canada, the United Kingdom, Holland/France and other international markets. The following table sets forth information concerning these geographic segments for each of the years in the three year period ended March 31, 1997.


Years Ended March 31                                                          1997            1996          1995
----------------------------------------------------------------------------------------------------------------
Sales to customers:
  United States                                                          $  16,120       $  32,758     $  32,547
  Canada                                                                     9,954          21,675        22,473
  United Kingdom                                                            20,561          31,644        37,939
  Holland/France                                                            14,243          20,066        16,052
  Other                                                                      5,335          10,390        11,500
Segment transfers:
  United States                                                                  -               -           964
  Canada                                                                    16,330          27,601        22,822
  United Kingdom                                                               792           1,031           977
  Holland/France                                                                 -               6             9
  Eliminations                                                             (17,122)        (28,638)      (24,772)
----------------------------------------------------------------------------------------------------------------
Total revenues                                                           $  66,213       $ 116,533     $ 120,511
================================================================================================================
Segment operating profit:
  United States                                                          $  (4,041)      $   6,416     $   4,739
  Canada                                                                    (4,681)          3,433         1,764
  United Kingdom                                                            (1,205)          5,722         8,242
  Holland/France                                                               (82)          4,276         3,527
  Other                                                                     (2,138)         (1,107)          (65)
----------------------------------------------------------------------------------------------------------------
Total segment operating profit                                             (12,147)         18,740        18,207
----------------------------------------------------------------------------------------------------------------
Expenses:
  Research and development                                                  13,030          11,524        10,197
  General corporate                                                          9,366           5,197         5,303
  Restructuring and other costs                                             11,368           1,531           685
  Gain on sale of portfolio investment                                           -               -        (2,024)
  Interest expense                                                             455             487         2,969
  Interest income and foreign exchange                                         (50)           (259)         (329)
----------------------------------------------------------------------------------------------------------------
Net income (loss)                                                        $ (46,316)      $     260     $   1,406
================================================================================================================
Identifiable assets:
  United States                                                          $   3,585       $  10,845     $  10,015
  Canada                                                                    19,220          31,530        27,376
  United Kingdom                                                            11,138          21,201        24,315
  Holland/France                                                             9,119          10,727        10,800
  Other                                                                      2,097           5,072         9,002
----------------------------------------------------------------------------------------------------------------
Total assets                                                             $  45,159       $  79,375     $  81,508
================================================================================================================

18.  United States Accounting Principles

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada (Canadian GAAP) which in the case of the Company differ in the following material respects from those generally accepted in the United States(U.S. GAAP)

(a) Under U.S. GAAP, financing and investing activities not involving a receipt or outlay of cash are excluded from the consolidated statements of changes in financial position. Accordingly, the following financing activities would not be presented in the consolidated statements of changes in financial position for the years ended March 31, 1996 and 1995 but would be shown supplementally.

                                                                                               1996          1995
-----------------------------------------------------------------------------------------------------------------
     Issue of capital stock on conversion of debentures                                   $   10,336    $  11,533
     Conversion of convertible debentures                                                 $  (10,336)   $ (11,533)

(b) Under U.S. GAAP, bank operating lines would not be included as a component of the cash position presented in the consolidated statements of changes in financial position. The change in bank operating lines would be presented as a financing activity and would therefore be included in the determination of the increase or decrease in cash position in the year.

(c) The Company follows the deferral method of accounting for income taxes. Under U.S. GAAP the asset and liability method is used. In the case of the Company the application of the asset and liability method does not result in a difference in the amount of the deferred tax asset. U.S. GAAP also requires the disclosure of the tax effect of temporary differences that give rise to deferred tax assets and liabilities.
     This information is provided in the following table.


                                                                                           1997              1996
     ------------------------------------------------------------------------------------------------------------
     Operating loss carry-forwards                                                    $  27,500         $  20,300
     Depreciation                                                                         1,900             1,700
     Restructuring reserves                                                               2,700               200
     Investment tax credits                                                              11,000            11,000
     Other                                                                                7,100             4,800
     ------------------------------------------------------------------------------------------------------------
                                                                                         50,200            38,000
     Valuation allowance                                                                (50,200)          (37,496)
     ------------------------------------------------------------------------------------------------------------
     Net non-current deferred tax asset                                               $       -         $     504
     ============================================================================================================

(d) Reductions in stated capital and deficit as described in note 9 do not fall within the definition of a quasi-reorganization under U.S. GAAP and, accordingly, under U.S. GAAP, capital stock and retained earnings would not each be reduced by $52,364,000 as shown in the consolidated statements of shareholders' equity.

(e) U.S. GAAP requires the calculation of primary earnings per share. This figure is not materially different from the basic earnings per share figure calculated under Canadian GAAP.

(f) The Company accounts for its stock-based awards using the intrinsic value method, whereby the compensation cost is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Since the Company's stock options plan provides for the granting of options at prices equal to the market value at the time of grant no compensation expense has been recognized in the financial statements for employee stock arrangements. U.S. GAAP requires the disclosure of pro forma net loss and loss per share assuming the fair value method of accounting for stock options had been used. This information is provided in the following table.

                                                                                           1997              1996
     ------------------------------------------------------------------------------------------------------------
     Net income (loss) as reported                                                    $ (46,316)        $     260
     Estimated stock based compensation costs                                            (1,805)           (3,201)
     ------------------------------------------------------------------------------------------------------------
     Pro forma net loss                                                               $ (48,121)        $  (2,941)
     ============================================================================================================
     Pro forma net loss per share                                                     $   (1.11)        $   (0.07)
     ============================================================================================================

     The weighted average fair value of all options granted during 1997 and 1996 was estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions.

                                                                                           1997              1996
     ------------------------------------------------------------------------------------------------------------
     Weighted average fair value                                                      $    3.66         $    4.30
     Expected option life (years)                                                           3.5               3.5
     Volatility                                                                              76%               72%
     Risk free interest rate                                                                6.3%              5.5%
     Dividend yield                                                                         nil               nil
     ============================================================================================================

     The Black-Scholes model used by the Company to calculate option values, as well as other currently accepted option valuation models, were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require highly subjective assumptions including future stock price volatility and expected time until exercise, which greatly affect the calculated values. Accordingly, management believes that this model does not necessarily provide a reliable single measure of the fair value of the Company's stock option awards.

Quarterly Financial Information (Unaudited)

Quarterly unaudited financial information for each of the years ended March 31, 1997 and 1996 is as follows:


                                                                First        Second          Third       Fourth
1997                                                          Quarter       Quarter        Quarter      Quarter
---------------------------------------------------------------------------------------------------------------
Revenues:
  Product                                                    $ 10,917      $  8,082       $ 10,029     $  9,432
  Service                                                       7,420         7,145          6,593        6,595
---------------------------------------------------------------------------------------------------------------
                                                               18,337        15,227         16,622       16,027
---------------------------------------------------------------------------------------------------------------
Operating expenses:
  Cost of product sales                                         6,431         5,873          6,833        7,082
  Service expenses                                              5,307         4,942          5,186        5,230
  Sales and marketing                                           7,294         7,740          8,372        8,266
  Administration and general                                    2,278         2,203          2,367        2,322
  Research and development                                      3,004         3,110          3,517        3,399
  Restructuring costs                                           3,010             -              -        8,358
---------------------------------------------------------------------------------------------------------------
Loss from operations                                           (8,987)       (8,641)        (9,653)     (18,630)
Interest expense                                                  (47)          (39)          (156)        (213)
Interest income and foreign exchange                               54            17            (41)          20
---------------------------------------------------------------------------------------------------------------
Net loss                                                     $ (8,980)     $ (8,663)      $ (9,850)    $(18,823)
===============================================================================================================
Basic loss per share                                         $  (0.21)     $  (0.20)      $  (0.23)    $  (0.43)
===============================================================================================================

                                                                First        Second          Third       Fourth
1996                                                          Quarter       Quarter        Quarter      Quarter
---------------------------------------------------------------------------------------------------------------
Revenues:
  Product                                                    $ 19,414      $ 18,401       $ 19,326     $ 23,935
  Service                                                       9,236         8,956          8,845        8,420
---------------------------------------------------------------------------------------------------------------
                                                               28,650        27,357         28,171       32,355
---------------------------------------------------------------------------------------------------------------
Operating expenses:
  Cost of product sales                                         9,663         8,572          9,179       11,527
  Service expenses                                              5,869         5,910          6,096        6,178
  Sales and marketing                                           8,198         7,659          7,892        8,193
  Administration and general                                    2,071         2,142          2,102        1,739
  Research and development                                      2,595         2,839          2,895        3,195
  Restructuring costs                                               -             -              -        1,531
---------------------------------------------------------------------------------------------------------------
Income (loss) from operations                                     254           235              7           (8)
Interest expense                                                 (206)         (136)          (108)         (37)
Interest income and foreign exchange                               18           (64)           193          112
---------------------------------------------------------------------------------------------------------------
Net income                                                   $     66      $     35       $     92     $     67
===============================================================================================================
Basic earnings per share                                     $      -      $      -       $      -     $      -
===============================================================================================================

Quarterly earnings per share figures are calculated based on the monthly weighted average number of common shares outstanding during the quarter.

ITEM 9.     DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
            DISCLOSURE

Not applicable.

PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


The following table and the notes thereto set out, as of June 1, 1997, the name and age of each director of the Company and any nominees for director of the Company; his present principal occupation, business or employment; his principal occupation, business or employment during the past five years, the period during which he has served as a director of the Company, all other major positions and offices with the Company and significant affiliates thereof now held by him, if any.


BUSINESS EXPERIENCE
                               DIRECTOR   BUSINESS EXPERIENCE DURING THE PAST FIVE YEARS,
NAME                           SINCE      DIRECTORSHIPS AND OTHER INFORMATION
-----------------------------------------------------------------------------------------

Richard D. Busto, 53           1996      President since October 1996 and Chief
                                         Executive Officer since February 1997;
                                         previously Chief Operating Officer from
                                         October 1996 to Februar 1997 and Vice
                                         President of Strategy, Business
                                         Development and Networking Services from January
                                         1996 to October 1996 and Vice President of
                                         Networking Services from October 1995 to
                                         January 1996. From 1993 to 1995 director of business
                                         development for IBM's Services Division, and general
                                         manager for IBM's field service  operations in the United
                                         States from 1990 to 1993.

Michael Chawner, 50            1997      Vice President Product Operations and Chief
                                         Technology Officer since January 1996; previously
                                         Vice President Strategy and Business Development
                                         from February 1995 to January 1996.  From January
                                         1988 to 1995 Vice President of Research and
                                         Development and Vice President of Networking
                                         Engineering with Newbridge Networks Corporation.

Christopher A. Fournier, 55    1997      Partner, since 1990, with the law firm of Gowling,
                                         Strathy & Henderson in Ottawa, Ontario practicing
                                         in the areas of corporate and commercial law.

John F. Gamba, 58              1995      Chairman of the Company since February 1997;
                                         Senior Vice President, Corporate Resources and
                                         Performance Assurance, Bell Atlantic Corporation
                                         (regional operating telephone company) since
                                         January 1995.  Group President, Network Technologies
                                         & Systems of Bell Atlantic Network Services, Inc.
                                         from March 1992 to January 1995.





Donald M. Gleklen, 60           1991      President, Jocard Financial Services, Inc.
                                         (merchant banking)

Ian McLaren, 40                1996      President, SHL Canada, since December 1995
                                         (a wholly owned subsidiary of MCI, providing
                                         systems integration and outsourcing services).
                                         From 1994 to 1995, Executive Vice President and
                                         General Manager of the Ottawa Region for SHL Canada.
                                         Prior to 1994, Group Vice President, Finance,
                                         Professional and Public Administration Sector of
                                         Digital Equipment of Canada.

Mihkel E. Voore, 42            1996      Partner, since 1991, with the law firm of Stikeman,
                                         Elliott in Toronto, Ontario, practicing in the areas of
                                         corporate and securities law.


Under the provisions of the Ontario Business Corporations Act, 1982, a majority of the directors must be resident Canadians.

The names, ages, positions with the Company and business experience of the executive officers of the Company as of June 1, 1997, other than Mr. Busto and Mr. Chawner, are as follows:

Joceline Lemieux, 38, was appointed Vice President, North American Sales in October 1996, and from January 1996 to October 1996, was Vice President, Worldwide Marketing. Ms. Lemieux has been with the Company's sales organization since April 1986. From September 1995 to April 1996 she was Vice President, Canadian Sales and from April 1992 to September 1995 she was the Regional Manager for the Eastern Canada region.

James Cammarata, 43, was appointed Vice President, Network Services in October 1996. Mr. Cammarata joined the Company in January 1996, and held the position of Director of Services Operations from January 1996 to October 1996. Prior to joining the Company, Mr. Cammarata was employed by IBM Corporation, from 1980 to 1995, in various management and executive positions, including services operations, business development, systems integration, project management and marketing.

Paul Beaumont, 41, has held the position of Vice President, Worldwide Sales and Marketing since April 1997. From February 1997 to April 1997, Mr. Beaumont was Managing Director, Europe Middle East and Africa. Between January 1996 and February 1997, Mr. Beaumont co-founded Business Progression International, a specialist sales and marketing consultancy business. Prior to January 1996, Mr. Beaumont had worked for Gandalf since October 1990 in the United Kingdom and Canada, in various positions, including Vice President, North American Sales and Marketing from October 1994 to December 1995 and Managing Director for Europe, from July 1994 to October 1994.

Pamela Minelli, 34, has held the position of Vice President Marketing, since April 1997. From October 1996 to April 1997, Ms. Minelli was Vice President Worldwide Marketing, from April 1996 to October 1996, Vice President, Channels and Industry Marketing and from January 1996 to April 1996, Director, Industry Marketing. Between 1985 and 1996 Ms. Minelli was with IBM Corporation, in marketing and sales management positions.

Frank van der Poll, 32, has been Managing Director, Northern Europe, since April 1996. From March 1994 to April 1996, Mr. van der Poll was Managing Director, Gandalf Nederland B.V. and from 1993 to February 1994, Sales Director, Gandalf Nederland B.V. From 1990 to 1993, Mr. van der Poll held positions with ICL Company in the Netherlands.

ITEM 11.      EXECUTIVE COMPENSATION


Overview

--------


At March 31, 1997 the Company had 9 executive officers of whom two subsequently resigned. One additional executive officer was Chairman, President and CEO for a portion of the 1997 fiscal year but resigned prior to March 31, 1997. The aggregate cash compensation, including amounts paid under the Executive Incentive Plan paid to all executive officers as a group (10 persons, including one individual who served as President Chairman and CEO for a portion of the fiscal year ) by the Company and its subsidiaries for services rendered during the fiscal year ended March 31, 1997 was $1,474,073. In addition, during the fiscal year ended March 31, 1997, executive officers were given the use of automobiles leased by the Company at an aggregate incremental cost to the Company and its subsidiaries of $44,787.



Liability Insurance
-------------------


The Company provides liability insurance for directors and officers of the Company and its subsidiaries. Effective November 1, 1996 the Company had directors' and officers' liability insurance with various carriers with policy limits of C$25 million per loss with an annual aggregate of C$25 million. The Company's annual deductible is C$100,000 except C$350,000 for claims originating in the United States, and no deductible to the individual. The premium for directors' and officers' liability insurance in respect of fiscal 1997 was C$447,767. The individual directors and officers of the Company and its subsidiaries are insured for losses arising from claims against them for certain of their acts, errors or omissions. The Company is insured against any loss arising out of any liability to indemnify a director or officer.


Summary Compensation Table

--------------------------


The following table presents information provided in accordance with regulations under the Securities Act (Ontario) which requires the disclosure of compensation paid during each of the years in the three year period ended March 31, 1997, in respect of the individuals serving as executive officers at March 31, 1997, who during fiscal 1997 held the position of chief executive officer of the Company or who were the other four most highly compensated executive officers of the Company.



SUMMARY COMPENSATION TABLE

                                                                               Long-Term
                                                                               Compensation
                                                 Annual Compensation           Awards
                                       -----------------------------------     -----------
                                                                               Securities
                                                                               Under
Name and                      Fiscal                           Other Annual    Options     All Other
Principal Positions           Year      Salary       Bonus     Compensation    Granted     Compensation
                                                      ($)           ($)          (#)
     (a)                       (b)       (c)          (d)           (e)          (f)          (g)
-------------------------------------------------------------------------------------------------------
R.D. Busto                    1997      $178,554 (1) $41,009       $4,506 (2)     785,000         ---
President and CEO             1996      $146,125 (3)     ---          ---         100,000         ---
                              1995           ---         ---          ---             ---         ---

M. Chawner                    1997      $115,984     $23,115          ---          50,000         ---
VP Product Operations and     1996      $ 89,903         ---          ---          50,000         ---
Chief Technology Officer      1995        10,228 (4)     ---          ---          75,000         ---

J. Lemieux                    1997      $115,770 (5) $ 3,670          ---          10,000         ---
VP North American Sales       1996      $ 99,760 (5)     ---          ---          50,000         ---
                              1995           ---         ---          ---             ---         ---

W.R. MacDonald (6)            1997      $110,533     $19,113          ---          45,000         ---
VP Finance and CFO            1996      $ 89,536     $18,164          ---          64,000         ---
                              1995      $ 84,443         ---          ---          40,000         ---

P. Merrifield (7)             1997      $174,526 (8)     ---          ---          15,000         ---
Managing Director             1996           ---         ---          ---          30,000         ---
Asia Pacific Group            1995           ---         ---          ---          15,000         ---

Executive officers no longer serving with the Company as at March 31, 1997
-----------------------------------------------------------------------------------------------------
T.A. Vassiliades (9)          1997      $216,667         ---          ---           5,000         ---
Chairman, President and       1996      $200,000         ---          ---         800,000         ---
CEO                           1995      $178,498 (10)    ---          ---         600,000         ---

 (1)   R.D. Busto was appointed President on October 4, 1996 and CEO on February 6, 1997.
 (2)   Pursuant to a contract of employment between the Company and R.D. Busto entered into upon his  appointment  as  President,  the Company is required to make an equalization payment to Mr. Busto for the difference between Canadian and
       US income and payroll taxes.  For calander 1996 this payment  amounted to
       $4,506. The amount owing for calander 1997 has not yet been determined.
 (3)   R.D. Busto was employed by the Company for seven months during fiscal 1996.
 (4)   M. Chawner was employed by the Company for one month during fiscal 1995.
 (5)   Includes sales commissions.
 (6)   W.R. MacDonald resigned from the Company on May 8, 1997.
 (7)   P. Merrifield resigned from the Company May 16, 1997.
 (8)   P. Merrifield was appointed Managing Director of EMEA, April 11, 1996 and
       Managing Director of Asia Pacific Group February 2, 1997.
 (9)   T.A. Vassiliades resigned as President on October 4, 1996 and resigned as
       Chairman and CEO and from the board of directors on February 6, 1997.
(10)   T.A. Vassiliades was appointed President and CEO on May 10, 1994.



OPTION GRANTS DURING THE MOST RECENTLY COMPLETED FINANCIAL YEAR

                                      %                         Market
                                   of Total                     Value of
                                   Options                      Securities
                       Securities  Granted to                   Underlying
                       Under       Employees in                 Option on
Name and               Options     Financial   Exercise or      the Date        Expiration
Principal Positions    Granted     Year        Base Price       of Grant (1)    Date
                         (#)                   ($/Security)     ($/Security)
     (a)                 (b)         (c)          (d)              (e)            (f)

----------------------------------------------------------------------------------------------
R.D. Busto             785,000    40.2%     25,000 @ $14.12       $14.12     May 30, 2006
President and CEO                           10,000 @ $ 4.20       $ 4.20     November 6, 2006
                                           750,000 @ $ 3.90       $ 3.90     November 10, 2006

M. Chawner              50,000     2.5%     50,000 @ $ 4.08 (2)   $ 4.08     October 5, 2006
VP Product Operations
and Chief Technology
Officer

J. Lemieux              10,000     0.5%     10,000 @ $ 5.42 (2)   $ 5.42     September 30, 2006
VP North American Sales

W. R. MacDonald         45,000     2.3%     25,000 @ $ 4.08 (2)   $ 4.08     October 5, 2006 (4)
VP Finance and CFO                          20,000 @ $ 2.89 (2)   $ 2.89     January 29, 2007 (4)

P. Merrifield           15,000     0.7%     15,000 @ $19.38 (3)   $19.38     April 30, 2003 (5)
Managing Director Asia
Pacific Group

Executive officers no longer serving with the Company as at March 31, 1997
----------------------------------------------------------------------------------------------
T.A. Vassiliades         5,000     0.3%      5,000 @ $ 5.69      $ 5.69      July 31, 2006 (6)
Chairman, President and
CEO

(1)   The market  value of the common  shares  underlying  the  options  was the closing market price on the Toronto Stock Exchange on the day prior to the date of the grant.
(2)   Options were granted in Canadian dollars.  Translated at the year end exchange rate of C$1=$0.7224
(3)   Options were granted in pounds sterling.  Translated at the year end exchange rate of
      1 pound sterling=$1.6452
(4)   W.R.  MacDonald  resigned from the Company on May 8, 1997. The expiry date of these options was extended until September 13, 1997.
(5)   P. Merrifield resigned from the Company on May 16, 1997.  These options expired upon the optionee ceasing to be employed by the Company.
(6)   T.A.  Vassiliades  resigned  from the  Company on  February  6, 1997.  The expiration  date of these  options was extended to April 30, 1997 and they expired at that time.



AGGREGATED OPTION EXERCISES DURING THE MOST RECENTLY
COMPLETED FINANCIAL YEAR AND FINANCIAL YEAR-END OPTION VALUES


                                                                                   Value of
                                                                                   Unexercised
                                                               Unexercised         in-the-Money
                                                               Options             Options
                                                               at Fiscal           at Fiscal
                         Securities     Aggregate Value of     Year End (1)(#)     Year End (2)($)
Name and                 Acquired       Securities Acquired    Exercisable/        Excerciseable/
Principal Positions      on Exercise    on Exercise            Unexerciseable      Unexcerciseable
                            (#)           ($)
       (a)                  (b)           (c)                       (d)                   (e)
------------------------------------------------------------------------------------------------------------------

R.D. Busto                    ---            ---           225,003 Exercisable                ---
President and CEO                                          659,997 Unexercisable              ---

M. Chawner                    ---            ---            66,673 Exercisable                ---
VP Product Operations and                                  108,327 Unexercisable              ---
Chief Technology Officer

J. Lemieux                    ---            ---            20,004 Exercisable                ---
VP North American Sales                                     44,996 Unexercisable              ---

W. R. MacDonald (3)           ---            ---           119,006 Exercisable (4)       $ 56,445 Exercisable (6)
VP Finance and CFO                                         100,994 Unexercisable (5)     $ 13,773 Unexercisable (6)

P. Merrifield (7)             ---            ---            15,003 Exercisable (8)       $ 2,179 Exercisable (10)
Managing Director                                           39,997 Unexercisable (9)     $ 2,177 Unexercisable (10)
Asia Pacific Group

Executive officers no longer serving with the Company as at March 31, 1997
------------------------------------------------------------------------------------------------------------------
T.A. Vassiliades          266,665      3,403,169            9,583 Exercisable                ---
Chairman, President                                         6,250 Unexercisable
and CEO

 (1)   Includes options granted prior to appointment as an executive officer.
 (2)   The market value of common shares underlying the options on March 31, 1997 was $1.68
 (3)   W.R. MacDonald resigned from the Company May 8, 1997.  Expiry date of options was extended until September 13, 1997.
 (4)   Includes 42,338 options which were not in-the-money at March 31, 1997.
 (5)   Includes 87,662 options which were not in-the-money at March 31, 1997.
 (6)   Includes options granted in Canadian dollars.  Translated at the year end exchange rate of C$1=0.7224.
 (7)   P. Merrifield resigned from the Company May 16, 1997.  The options expired upon the optionee ceasing to be employed by the Company.
 (8)   Includes 10,002 options which were not in-the-money at March 31, 1997.
 (9)   Includes 34,998 options which were not in-the-money at March 31, 1997.
(10)   Options were granted in pounds sterling.  Translated at the year end exchange rate of 1 pound sterling =$1.6452.


Bonus and Stock Plans
---------------------


The Company has an executive incentive plan under which cash compensation is distributed to executive officers during the year. The plan is administered by the Human Resources Committee of the board of directors which determines the amount that may be paid to executive officers as a bonus during the year. The criteria used to determine the amount awarded reflects the position held by the executive officer in the Company, the level of responsibility, and the degree to which established objectives are achieved. Bonuses paid to the ten executive officers during the fiscal year ended March 31, 1997 totaled $142,463


During March 1997, in an effort to retain certain key executives the Company entered into a commitment to provide retention bonuses to the certain executives. The liability to pay the bonus arises on the completion of a transaction to sell or merge the Company. In order to be eligible, the employee must continue to be employed by the Company at the time of the transaction. The bonuses are as follows: R.D. Busto, President and Chief Executive Officer $375,000; P. Beaumont, Vice President Worldwide Sales and Marketing $180,000; M. Chawner, Vice President Product Operations and Chief Technology officer C$178,000; J. Cammarata, Vice President Network Services $100,000; P. Minelli, Vice President Marketing $85,000.


The Company has five stock option plans as set out below, of which only one is an active plan. All option grants made during the fiscal year ended March 31, 1997 were from the 1993 Stock Option Plan for Key Employees and Directors (formerly the 1993 Stock Option Plan for Executives and Directors).

       1983 Stock Option Plan for Key Employees
       1984 Stock Option Plan for Directors
       1988 Stock Option Plan for Key Employees
       1988 Stock Option Plan for Directors
       1993 Stock Option Plan for Key Employees and Directors

As at March 31, 1997, 2,882,557 Common Shares were subject to options at prices ranging from C$0.90 to C$24.00 and expiring at various dates between April 2, 1997 and March 9, 2007. Of such options, 1,730,833 Common Shares were subject to options held by all directors and executive officers as a group.


Compensation of Directors

The by-laws of the Company authorize the Board to determine the amount of remuneration to be paid to directors for their services as directors. During the fiscal year ended March 31, 1997, directors who were not employees of the Company ("Outside Directors") resident in Canada received an annual retainer of C$7,500. Outside Directors resident in the United States received an annual retainer of $7,000. The annual retainer was paid in advance, in quarterly installments. In addition, each director received an attendance fee of $400 (in local currency) for meetings of shareholders, the Board of Directors and Committees of the Board of which he was a member. During the fiscal year ended March 31, 1997, the following amounts were paid or accrued to directors of the Company in their capacity as directors, including amounts paid for Committee participation or special assignments: John F. Gamba $12,200; Charles J. Gardner C$21,900; Donald M. Gleklen $20,200; Barclay C. Isherwood C$5,562; Robert E. Keith $12,478; Ian McLaren C$5,794; Albert Sinyor C$19,500, Mihkel E. Voore C$7,794; Johnny Wai-Nang Wong C$8,994. Thomas A. Vassiliades resigned as President on October 4, 1996 and as Chairman and Chief Executive Officer on February 6, 1997. Richard D. Busto was appointed President and Chief Operating Officer on October 4, 1996 and Chief Executive Officer on February 6, 1997. Mr. Gamba was appointed Chairman of the Company on February 6, 1997. Mr. Gardner, Mr. Isherwood, Mr. Keith, Mr. Sinyor and Mr. Wong resigned as directors during the 1997 fiscal year. Directors are entitled to reimbursement by the Company for all reasonable expenses incurred in attending such meetings. Directors who are employees receive no remuneration for serving as members of the Board or as members of Committees of the Board. No additional compensation is paid to the Chairs of the various Committees.

On April 30,  1997,  the Board  approved a revised  schedule of fees for Outside
Directors. Outside Directors resident in Canada will now receive an annual retainer of C$14,600. Outside Directors resident in the United States will receive an annual retainer of $10,650. The annual retainer is paid in advance, in quarterly installments. In addition, each Canadian director receives an attendance fee for meetings of the shareholders, the Board of Directors and Committees of the Board of which he is a member, in the amount of C$540 for Canadian directors and $400 for U.S. directors, in respect of meetings held by teleconference, and C$1,010 for Canadian directors and $750 to U.S. directors, for meetings attended in person. Under the revised schedule of fees, the aggregate amount of fees to be paid to seven directors of the Company in fiscal 1998 are not expected to exceed the amounts paid to nine directors during fiscal 1997.

Directors of the Company, are eligible to receive stock options under the 1993 Stock Option Plan for Key Employees and Directors (the "Option Plan").
Pursuant to the terms of the Option Plan, as amended, directors are awarded stock options on 10,000 common shares of the Company on the date of their initial election or appointment, and stock options on 5,000 common shares of the Company on each subsequent re-election, up to a maximum 50,000 unexercised stock options. On August 1, 1996, Mr. Isherwood, Mr. McLaren, Mr. Voore and Mr. Wong were elected directors of the Company and each received a stock option under the Option Plan to purchase 10,000 common shares at an exercise price of $5.69 per common share (the U.S. dollar equivalent of the Canadian market price on the date of grant). Stock options on 5,000 common shares of the Company, at the same price, were granted to Mr. Gamba, Mr. Gardner, Mr. Gleklen, Mr. Keith, Mr. Sinyor and Mr. Vassiliades on their re-election on August 1, 1996. Mr. Busto, Mr. Chawner and Mr. Fournier were appointed to the Board on November 6, 1996, April 2, 1997 and April 30, 1997, respectively, and on their appointment each received a stock option under the Option Plan to purchase 10,000 common shares at an exercise of price of $4.20, $1.80 and $1.03 respectively per common share (the U.S. dollar equivalent of the Canadian market price on the date of grant).

Charles J. Gardner, a director during fiscal 1997, and Mr. Voore, a current director, are members of law firms that provide legal services to the Company. During the fiscal year ended March 31, 1997, Mr. Gardner's firm was paid C$38,207, and Mr. Voore's firm was paid C$222,612 in legal fees by the Company and its subsidiaries.

On April 15, 1997, the Company entered into an agreement for the personal services of Mr. Gamba with respect to his position as Chairman. Pursuant to this agreement, Mr. Gamba's current honorarium is $48,000, which was effective April 1, 1997. In addition, Mr. Gamba received options under the Option Plan to purchase 50,000 common shares of the Company, exercisable at $1.42 per common share (the U.S. dollar equivalent of the Canadian market price on the date of grant). The compensation provided under this agreement is in lieu of the annual and meeting fees otherwise paid to directors of the Company.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT

The following  table sets forth  information  as of June 1, 1997 with respect to
(1) all shareholders known to the Company to be beneficial owners of more than 5 percent of its outstanding Common Shares and (2) share ownership by each director and nominee for director and by each named executive officer still in the employ of the Company and by all executive officers and directors as a group.


                                     Amount                            Percent
Name                                 Beneficially Owned (1)            of Class (5)
----------------------------------------------------------------------------------

Richard Busto                             248,338 (2)                       -
Paul Beaumont                                   -
Jim Cammarata                               6,668 (3)
Michael Chawner                            76,306 (2)                       -
Christopher A. Fournier                       nil
John F. Gamba                               5,400 (2)                       -
Donald M. Gleklen                          87,000 (2)                       -
Joceline Lemieux                           21,671 (3)                       -
Ian McLaren                                     -                           -
Pamela Minelli                             15,003 (3)
Frank van der Poll                         20,002 (3)
Mihkel E. Voore                                 -                           -
All executive officers and
directors as a group (12 persons)         480,388 (4)                     1.1%

FOOTNOTES
(1) All shares are owned of record or beneficially and the sole investment and voting power is held by the person named, except as set forth below.

(2) Includes options (currently exercisable or exercisable within 60 days) on the following shares:
      Richard Busto          233,338
      Michael Chawner         75,006
      John F. Gamba            2,000
      Donald M. Gleklen       33,000

(3) Represents options (currently exercisable or exercisable within 60 days).

(4) Includes options (currently exercisable or exercisable within 60 days) on 406,688 common shares.

(5) Percentage ownership is calculated based upon total shares outstanding plus shares subject to options (currently exercisable or exercisable within 60 days) held by the individual named or the persons included in the relevant group.
"-" indicates beneficial ownership of less than 1% of the class.

Statements contained in the table as to securities beneficially owned by directors, officers and certain shareholders or over which they exercise control or direction are, in each instance, based upon information obtained from such directors, executive officers and shareholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Richard D. Busto, President and Chief Executive Officer is related to one of the other executive officers of the Company, namely Pamela Minelli, Vice President Marketing, who is his wife.

Mihkel E. Voore and Christopher A. Fournier, current directors, are each partners in law firms which provide legal services to the Company. Other than as described above, there are no material relationships and related transactions with directors and executive officers of the Company.


PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K

(a) The following documents are filed as part of this report.

(1) Financial Statement Schedule.

Auditors' Report on Schedule.

Schedule II: Valuation and qualifying accounts.

Note: Schedules other than the one above are omitted as not applicable, not required, or the information is included in the consolidated financial statements thereto.

(2) Exhibits

     Exhibit No.      Description
     -----------      -----------

      *3.1 Articles of Incorporation of the Registrant and amendments thereto (filed as Exhibit 3.1 to Registration Statement No. 2-74405 on Form S-1).

      *3.2 Articles of Amendment to Articles of Incorporation of the Registrant effective December 14, 1983 and December 13, 1985 (filed as Exhibit 4.4 to Registration Statement No.33 14899 on Form S-2).

      *3.3 By-laws of the Registrant (filed as Exhibit 3.2 to the Form 10-K for the fiscal year ended July 31, 1985).

      *3.4 Amendment to By-laws of the Registrant (filed as Exhibit 4.5 to Registration Statement No. 33-14899 on Form S-2).

       3.5     Amendment to By-laws of the Registrant.

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

     *10.3 Agreement of Purchase and Sale dated October 14, 1988 between the Company and The Glenview Corporation of the land and building known as 40 Concourse Gate in Nepean, Ontario for C$3,000,000 subject to a lease-back to the Company for 20 years at a basic rent of C$420,000 per annum; and providing the Company with an exclusive option to repurchase the lands for C$3,500,000 within 10 years or C$4,000,000 after October 31, 1998 and before October 31, 2003 (filed as Exhibit 10.27 to the Form 10-K for the fiscal year ended July 31, 1989).

     *10.4 Lease dated September 13, 1988 between Cherry Hill Industrial Sites, Inc. and Gandalf Systems Corporation (filed as Exhibit
               10.52 to the Form 10-K for the fiscal year ended July 31, 1991).

     *10.5 Consulting Agreement dated as of February 21, 1994 between the Company and Thomas A. Vassiliades (filed as Exhibit 10.17 to the Form 10-K for the fiscal year ended March 31, 1994).

     *10.6 Consulting Agreement dated as of March 1, 1995 between Thomas A. Vassiliades and the Company (filed as Exhibit 10.11 to the Form 10-Q for the quarter ended July 1, 1995).

     *10.7 Credit Agreement dated as of May 30, 1995 between Royal Bank of Canada and the Company (filed as Exhibit 10.12 to the Form 10-Q for the quarter ended July 1, 1995).

     *10.8 Credit Agreement dated as of May 30, 1995 between Royal Bank of Canada and Gandalf Canada Limited/Gandalf Technologies Inc. (filed as Exhibit 10.13 to the Form 10-Q for the quarter ended July 1, 1995).

     *10.9 Credit Agreement dated as of June 11, 1996 between Royal Bank of Canada and the Company. (Filed as Exhibit 10.11 to the Form 10-Q for the quarter ended June 29, 1996).

     *10.10 Amendment dated November 18, 1996 to Credit Agreement dated June 11, 1996 between Royal Bank of Canada and the Company. (Filed as Exhibit 10.12 to the Form 10-Q for the quarter ended December 28, 1996).

      10.11 Amendment dated February 7, 1997 to the Credit Agreement dated June 11, 1996 between Royal Bank of Canada and the Company.

      10.12 Amendment dated April 11, 1997 to Credit Agreement dated June 11, 1996 between Royal Bank of Canada and the Company.

      10.13 Employment Agreement dated November 11, 1996 between Richard D. Busto and the Company.

      10.14 Consulting Agreement dated April 15, 1997 between John G. Gamba and the Company.

      10.15 Letter Agreement dated April 2, 1997 between Richard D. Busto and the Company.

         21    List of subsidiaries.

         23    Consent of KPMG Peat Marwick Thorne.

----------------------------------
*Incorporated herein by reference.

(b) The Company did not file any reports on Form 8-K during the fourth quarter of the fiscal year ended March 31, 1997.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GANDALF TECHNOLOGIES INC.

By:   s/RICHARD D. BUSTO
      -----------------------
      (Richard D. Busto)
      President and Chief Executive Officer

Dated: June 25, 1997


POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard D. Busto his attorneys-in-fact, with full power of substitution, for him in any and all capacities, to sign any amendments to the Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission hereby ratifying and confirming all that said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signatures                   Title                                 Date
------------------           -----                               --------


s/RICAHARD D. BUSTO
--------------------
(Richard D. Busto)          President and                     June 25, 1997
                            Chief Executive Officer
                            (Principal Executive Officer
                            and Principal Financial and
                            Accounting Officer)


s/MICHAEL CHAWNER
------------------
(Michael Chawner)           Director                         June 25, 1997


s/CHRISTOPHER A. FOURNIER
-------------------------
(Christopher A. Fournier)   Director                         June 25, 1997


s/JOHN F. GAMBA
--------------------
(John F. Gamba)             Director and Chairman           June 25, 1997


s/IAN MCLAREN
-------------------
(Ian McLaren)               Director                        June 25, 1997


s/DONALD M. GLEKLEN
-----------------
(Donald M. Gleklen)         Director                        June 25, 1997


s/MIHKEL E. VOORE
----------------------      Director                        June 25, 1997
(Mihkel E. Voore)

AUDITORS' REPORT ON SCHEDULE

To the Board of Directors and Shareholders of Gandalf Technologies Inc.

Under date of May 13, 1997, we reported on the consolidated balance sheets of Gandalf Technologies Inc. as at March 31, 1997 and 1996 and the consolidated statements of income, changes in financial position and shareholders' equity for each of the years in the three year period ended March 31, 1997 as contained in the 1997 annual report to shareholders on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in item 14 of Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

s/KPMG
Chartered Accountants
Ottawa, Canada
May 13, 1997


Schedule II:  Valuation and qualifying accounts and reserves.
              (Thousands of United States dollars)
-------------------------------------------------------------------------------
Col. A             Col. B              Col. C              Col. D       Col. E
                                      Additions
                                  ---------------------
                                    (1)        (2)
                                             Charged to
                  Balance at     Charged to  other                      Balance
                  beginning      costs and   accounts     Deductions    at end
Description       of year        expenses    - describe(1) - describe   of year
-------------------------------------------------------------------------------
Year ended March 31, 1997
-----------
Reserve for bad
debts deducted
in the balance
sheet from amounts
receivable  ......  $ 4,902       $ 1,130    $  (471)     $    -       $ 5,561

Year ended March 31, 1996
-----------
Reserve for bad
debts deducted
in the balance
sheet from amounts
receivable .......  $ 4,430       $   836    $  (364)     $    -       $ 4,902

 (1) Relates to accounts receivable charged directly against reserve for bad debts.
